Form 10-Q
period 2017-03-31
Chee Corp.
filed 2017-05-25
CIK 1696898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2017

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-216868

CHEE CORP.

(Exact name of registrant as specified in its charter)

Nevada	3990	32-0509577
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Guo Fu Center, No. 18 Qin Ling Road, Laoshan District. Qingdao,

266000, China

Tel: (318) 497-4394

chee.manage@corpchee.com

(Address, including zip code, and telephone number, including area code,

of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Large accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,500,000 common shares issued and outstanding as of April 30, 2017.

CHEE CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of April 30, 2017 (Unaudited) and January 31, 2017 Interim Unaudited Statement of Operations for the three months ended April 30, 2017	4 5

	Interim Unaudited Statement of Cash Flows for the three months ended April 30, 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Securities Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

	Signatures

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Chee Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

CHEE CORP.

BALANCE SHEET

April 30, 2017

(UNAUDITED)

ASSETS	April 30, 2017	January 31, 2017
Current Assets
Cash and cash equivalents	$3,512	5,947
Prepaid expenses	10,600	1,500
Inventory	192	653
Total Current Assets	$14,304	8,100

Fixed Assets
Equipment, net	$3,935	2,107
Total Fixed Assets	$3,935	2,107
Total Assets	$18,239	10,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	-	-
Customer Deposits	8,800	-
Related Party Loans	7,600	7,600
Total Current Liabilities	$16,400	7,600

Total Liabilities	$16,400	7,600

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,500,000 shares issued and outstanding	4,500	4,500
Additional paid in capital	-	-
Accumulated income (deficit)	(2,661)	(1,893)
Total Stockholder’s Equity	$1,839	2,607

Total Liabilities and Stockholder’s Equity	$18,239	10,207

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF OPERATIONS

Three months ended April 30, 2017

(UNAUDITED)

Three months ended April 30, 2017

REVENUES	$5,800
Cost of Goods Sold	461
Gross Profit	5,339

OPERATING EXPENSES
General and Administrative Expenses	6,107
TOTAL OPERATING EXPENSES	(6,107)

NET INCOME (LOSS) FROM OPERATIONS	(768)

PROVISION FOR INCOME TAXES	-

NET INCOME (LOSS)	$(768)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,500,000

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF CASH FLOWS

Three months ended April 30, 2017

(UNAUDITED)

Three months ended April 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(768)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in Prepaid expenses	(9,100)
Decrease in Inventory	461
Depreciation	172
Increase in Customer deposits	8,800
Increase in Accounts Payable	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(435)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	(2,000)

NET INCREASE IN CASH	(2,435)

Cash, beginning of period	5,947

Cash, end of period	$3,512

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0
Income taxes paid	$0

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

April 30, 2017

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Chee Corp.  (“the Company”, “we”, “us” or “our”) was incorporated on October 26, 2016 under the laws of the State of Nevada United States of America. Chee Corp. is the representative of 3D industry that located in China, and offers the 3D modeling and print of different types of items and accessories. Our production starts with simple things as design figure, badges, table plates, magnets, and cups ets. Chee Corp. will work in two directions, first-with individual orders and second- will make the projects with other companies and businesses that require 3D service.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had $5,800 revenues as of April 30, 2017.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s yearend is January 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,512 of cash as of April 30, 2017.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $600 in prepaid rent and $10,000 in prepaid equipment and raw materials as of April 30, 2017.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $192 in raw materials inventory as of April 30, 2017.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of Ultimaker 2+ is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $0 in accounts payable as of April 30, 2017.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

April 30, 2017

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable;
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of April 30, 2017 the Company has generated $5,800 revenue.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of April 30, 2017 were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

April 30, 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. All of the guidance will be effective for the Company in the fiscal year beginning October 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning October 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures. In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.

The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, rather than the lower of cost or market in the previous guidance. This amendment applies to inventory that is measured using first-in, first-out (FIFO). This amendment is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard will be effective for the Company in the fiscal year beginning October 1, 2018, with an option to adopt the standard for the fiscal year beginning October 1, 2017. The Company is currently evaluating this standard and has not yet selected a transition method or the effective date on which it plans to adopt the standard, nor has it determined the effect of the standard on its financial statements and related disclosures.

Note 4 – LOAN FROM DIRECTOR

As of April 30, 2017, our sole director has loaned to the Company $7,600. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $7,600 as of April 30, 2017.

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On December 21, 2016 the Company issued 4,500,000 shares of common stock to a director for cash proceeds of $4,500 at $0.001 per share.

There were 4,500,000 shares of common stock issued and outstanding as of April 30, 2017.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

April 30, 2017

Note 6 – COMMITMENTS AND CONTINGENCIES

Company has entered into one year rental agreement for a $300 monthly fee, starting on January 15, 2017.

Note 7 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of April 30, 2017 the Company had net operating loss carry forwards of approximately $2,661 that may be available to reduce future years’ taxable income in varying amounts through 2031.

Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The valuation allowance at April 30, 2017 was approximately $905. The net change in valuation allowance during three months ended April 30, 2017 was $261. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2017.  All tax years since inception remains open for examination by taxing authorities.

The provision for Federal income tax consists of the following:

	April 30, 2017	January 31, 2017
Non-current deferred tax assets:
Net operating loss carry forward	$(905)	(644)
Valuation allowance	$905	644
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for three months ended April 30, 2017 as follows:

	April 30, 2017	January 31, 2017
Computed “expected” tax expense (benefit)	$(261)	(644)
Change in valuation allowance	$261	644
Actual tax expense (benefit)	$-	-

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2017 through May __, 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

IN GENERAL

We were incorporated on 26 of October 2016 in the State of Nevada. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have rent our office space in China.

From inception until the date of this filing we have had limited operating activities, primarily consisting of the incorporation of our company, the initial equity funding by our sole officer and director, renting our office space in China and entering into supply agreement and entering into sales agreements Gaoxie Trading Co., Ltd. and Danafixe Inc. We received our initial funding of $4,500 from our sole officer and director who purchased 4,500,000 shares of common stock at $0,001 per share.

We are a start-up company which is in the business of 3D products. We intend to use the net proceeds from this offering to develop our business operations. To fully implement our plan of operations we require a minimum funding of $45,000 for the next twelve months. After twelve months period we may need additional financing. If we do not generate any revenue, we may need a minimum of $10,000 of additional funding to pay for SEC filing requirements. Jiang Da Wei our President and a Director, has agreed to loan the Company funds, we have an oral agreement, arrangement or legal obligation to advance or loan funds to the Company. The Company has the registration location with the following address Shandong Province, Haiyang City, Environmental Protection District 15, 265100, China and Chee Corp. has rent an office space that is 42 sq. m. with the following address Guo Fu Center, No. 18 Qin Ling Road, Laoshan District. Qingdao, 266000, China from 15 January, 2017. The lease contract was signed for the term of one year with the option of expansion for additional one-year term.

Our operations to date have been devoted primarily to start-up and development activities, which include: formation of the Company; development of our business plan; creating the web-site (www.corpchee.com), buying equipment, and entering into supply agreements, renting our office space in China and signing sales agreements with our customers Gaoxie Trading Co., Ltd. and Danafixe Inc.

INITIAL FOCUS OF OUR BUSINESS

We are in the early stages of developing our plan to distribute 3D goods and accessories in China in forms including but not limited to products such as design figure, vase, badges, case for phone, table plates, chess box, prototypes of future models of the goods or any structural details, but this is not our main products line, we have just started with such product line. The above listed products will be needed for us to start the production of 3D goods, because our intention will be more significant. In the future this product line will be used as additional, and the main one will be presented in the form of plastic models creation, layouts, parts for production for manufacturing companies that we are going to cooperate with. Based on the above mantioned if start of our business prosperous in China, we are planning to move from local production and cooperation to partnership with companies around the world. In the future we plan to contact the largest shipbuilding, machine-building and even the furniture companies and we are going to offer them our services, which will be presented in the form of the creation of plastic models of various parts, layouts, parts for their production.

We do not have any specific marketing channels in place at this point to be able to market our services to potential customers. But, in the next twelve months, to advertise our business, we plan to contact the marketing companies that will provide services to us to spread our name to the masses. In addition, we will place our own ads on Internet open spaces and create accounts in social networks.

OUR PRODUCTS

Brief History of Our Products

3D printing is a tremendously exciting new technology that is changing the face of modern manufacturing. The transformative impact of this technology on the way we produce things is only likely to increase as it continues developing. The 3D printing has become considerably more visible in recent years, as 3D printing companies pop up in more communities, and 3D printed products become more popular. While it may seem like the 3D printing has only recently exploded onto the scene, the technology has actually been around for three decades. After the first 3D printing patent was awarded to Hideo Kodama in Japan. Kodama had invented a device which used a UV light to harden photoreactive polymers. The idea was that the technology would be useful for creating models and prototypes. Since then, additive manufacturing technologies have been used for rapid prototyping, where it has significantly improved the speed of the product development process.

A few years later, a team of French inventors applied in France for the first patents on the stereolithography method, which is still widely used today. Stereolithography is much like Kodama’s invention, relying on UV light to harden photopolymers. Remarkably, the French General Electric abandoned their patent application, and so neve resulted in a patent. While Kodama had actually invented this system some time before Hull came up with his machine and coined the term still used to describe it, he did make another important and unique contribution to the history of 3D printing. Hull would file his patent for a stereolithography machine. Hull’s application was not to be abandoned, however. Hull named the process stereolithography, which remains one of the most common 3D printing techniques today. Carl Deckard filed a patent for Selective Laser Sintering (SLS). The laser sintering process has developed to become the most popular 3D printing technologies, used across a wide range of industries, for models and for end-use parts.

Today, desktop 3D printers are cheaper and better than ever and continuing to improve. While there is a dedicated core group of enthusiasts who benefit from having a machine in their homes, most of the desktop units are actually used in schools and businesses.  Besides, the quality achievable by the commercial units is still far above what the more modest consumer-grade printers can produce. For most individuals, 3D printing services are the best way to take advantage of the ever-growing potential of additive manufacturing. Buyers can get access to top-of-the-line printers and materials for the projects they need, without having to invest in buying a machine themselves.

Current Market

The market share concentration in the global 3D manufacturing industry increased in recent years because of the demand in the market of manufacturing and services. 3D Printing can be used in all spheres of human activity without exception. This versatile production that allows going beyond the capabilities of a single industry.

The structure of the whole production is divided into small steps that include: preparation of the necessary materials to create products, build up a model of certain goods using special programs, followed by a stage of the creation of the product and its handling after printing. Additionally, 3D printing is a future of the whole industries, as companies that operate in developed economies outsource 3D products from emerging economies, such as China, to reduce costs. In the nearest future the demand on 3D printer machines and 3D goods will increase in the entire world.

There are many well-established 3D companies in our industry. We hope to offer the latest 3D products to our customers, at the lowest price, so we can succeed in the business. We believe we can offer our customers the best possible prices for the similar or better quality products than other companies in same business area.

We have entered into a supply agreement with Yueqing Swai Electronic Co., Ltd. of China. Until such time as we accept deliver of 3D products, all risk of loss of the 3D equipment and materials shall be on the supplying seller.

MARKETING

Our sole officer and director, Jiang Da Wei, will be responsible for marketing of our services. The marketing and advertising will be targeted to small businesses, building company, advertising agencies, home owners and various sectors which have need of 3D products and 3D models. To advertise our business, we plan to contact the marketing companies that will provide services to us to spread our name to the masses. In addition, we will place our own ads on Internet open spaces and create accounts in social networks. We plan to develop a website to market, display and sell our products. Also we will ask our satisfied clients for referrals.

We believe that the best way to market our products is through magazines, banner advertising, Internet advertising on websites, and through our website (www.corpchee.com) that we plan to develop as part of our 12-month plan of operation, and various social networking sites. We believe that we can establish relationships with 3D product distributors in China and in countries all over the world hrough these mediums of communication.

COMPETITION

There are many well-established 3D manufacturing companies in our industry like Qingdao Unique Products Develop Co., Ltd., Henan Speed Electric Technology Co., Ltd., Zhongshan Capstar Power Technology Co., Limited, and Dongguan Farwise Technology Co., Ltd. We expect to face medium to high level of resistance when we enter the market, where it will be up to our marketing efforts and negotiation skills to acquire new customers. Most of our competitors have greater financial resources than we do and will be able to withstand sales or price decreases better than we are. We also expect to continue to face competition from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

STARTUP EQUIPMENT

We are startup developing company. We believe that the 3D printer business will be successful in the market, as the 3D-printer can print products for different spheres of consumers. The 3D-printer optimally created for small businesses. To start the conduct of our business, we purchase printer (Ultimaker two plus). As of the day of this filing we bought the second 3D printed machine Ultimaker two plus and put it into production. This is due to the fact that 3D printing machine spends a lot of time on one units of product.

PRINTER

Name:  Ultimaker 2+

Pros:

Precision- you can independently adjust the thickness of the layer, under the diameter of the nozzle. Well prints all the small details, perfectly drawing out the outline and all the components of the figure.

Ease of use- software management is easy and understandable in operation.

Speed- you can independently regulate speed of the printing, depending on quality and throughput.

Software- with software allows you to start working with 3D printer in no time, and it optimized for an Ultimaker 2+.

Community- if you have some issue with printer, experts can give a hand in any time.

The most obvious cons of our printer are:

No dual extruder- this point reduces the production time frame.

Connectivity- the printer does not have WiFi connectivity, and the only way you can send files without WiFi -is via the SD Card.

Specifications:

PRINTER TYPE -FDM

MATERIAL - PLA, ABS, CPE, CPE+, PC, Nylon, TPU 95A

BUILD VOLUME-23 x 22.5 x 20.5 cm

MIN LAYER HEIGHT -20 microns

EXTRUDER HEAD -1

XY PRECISION -12.5 microns

PRINTING SPEED -30-300 mm/s

OPEN SOURCE -Hardware & software

CAN YOU USE 3RD PARTY MATERIAL? -Yes

HEATED PLATFORM -Yes

FILAMENT DIAMETER -2.85

ON-PRINTER CONTROLS -Yes

CONNECTIVITY -SD card

For starting 3D business, we are going to expand materials we use and develop our creativeness in 3d business. There are 3(three) kinds of materials that we are going to use firstly:

ABS (acrylonitrile butadiene styrene) and PLA (polylactic acid) - are great starter materials: affordable, durable and widely available. They`re available in all colors, and well-suited for prototyping mechanical parts and designs that don`t have a lot of overhangs.

Printing with general purpose plastics come with some design restrictions. Models with an outward facing wall angle sharper than 45 degrees can`t be printed without extra support material and parts under 1 mm will most likely not print.

Ideal for:

-Low-cost prototyping

-Mechanical parts

-Cases, holders, adapters

-Games, toys

-Scale models

Not recommended for:

-Intriate designs

SLS Nylon - it’s the perfect all-rounder: easy design rules, strong and slightly flexible. Nylon allows for functional end products and complex designs. Its surface is a bit grainy, but it can be polished for a smooth finish.

Nylon prints are laser sintered on industrial 3D printers. The technology gives you a high degree of form freedom and you can even print moving parts in one go.

Ideal for:

-Functional prototypes and end products

-Complex designs with intricate details

-Moving and assembled parts

-Cases, holders, adapters

Not recommended for:

-Cavities within design (unless making use of escape holes)

For the first time we are going to buy 5 coils of the lead material (PLA and ABS) and one extra spool of ABS, that we are ready to put into production of the exhibition samples of our products. As auxiliary material we are going to use Nylon (three coils) for extra cases and our more advanced features. Our customers will be able to independently create a suitable model for 3D printing, which we will manufcture later on 3D machine, or else our company itself can provide or create models for individual orders. As a complement to our overall operations, we plan to use 3D pen and then buy a 3D scan to improve the quality and accuracy of finished products.

Our equipment and materials are shown with prices as indicated below.

Product	q-ty	Unit price,USD	Amount, USD
3D printing machine Ultimaker 2+	2	2,107.00	4,214.00
ABS	6	35.88	215.28
PLA	5	34.60	173.00
Nylon	3	58.32	174.96

We believe that this is enough to start operation, further more we will buy additional portion of the equipment.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities.

We do not believe that any existing or probable government regulation on our business, including any applicable export or import regulation or control imposed by China will have a material impact on the way we conduct our business.

PATENTS, TRADEMARKS AND COPYRIGHTS

We do not own, either legally or beneficially, any patents or trademarks. We intend to protect our website (www.corpchee.com) with copyright laws. Beyond our trade name, we do not hold any other intellectual property.

FACILITIES

We are renting property in China: our office space that is 42 square meters. The term of the lease shall be for one year commencing on January 15, 2017 and ending January 15, 2018. Chee Corp pay to Mao Xunzhao as rent $3,600 per the year, in the event of monthly payment the amount for a month would be $300. Our registration office located is at Shandong Province, Haiyang City, Environmental Protection District 15, 265100, China and current location is at Guo Fu Center, No. 18 Qin Ling Road, Laoshan District, 266000, China. Our telephone number is (318) 217-4394. This location serves as our primary office for planning and implementing our business operations. Management believes the current premises arrangements are sufficient for its needs for at least the next 12 months.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees except our Director Jiang Da Wei as of the date of this prospectus. Our sole officer and director, Jiang Da Wei, currently devotes approximately 20 hours per week to company matters. After receiving funding, Mr. Jiang plans to devote as much time to the operation of the Company as he determines is necessary for him to manage the affairs of the Company. As our business and operations will be increase, we will assess the need for full time management and administrative support personnel.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2017, our total assets were $18,239. Total assets were comprised of $14,304 in current assets and $3,935 in fixed assets.

As at April 30, 2017, our current liabilities were $16,400 and Stockholders’ equity was $1,839.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended April 30, 2017 net cash flows used in operating activities was $435.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended April 30, 2017 we have generated $2,000 of cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended April 30, 2017 net cash flows used in financing activities was $0.

MANAGEMENT’S DISCUSSION AND ANALYSIS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this prospectus, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•         Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•         Provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;

•         Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•         Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•         Disclose certain executive compensation related items such as the correlation between executive compensation and performance comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. However, even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or the auditor attestation of internal controls over financial reporting.

We believe that we will be able to raise enough money through the offering to continue our proposed operations, but we cannot guarantee that once we continue operations we will stay in business after doing so. If we are unable to successfully find customers, we may quickly use up the proceeds from this offering and will need to find alternative sources.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated limited revenues. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of Chee Corp., any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to Chee Corp.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on May 25, 2017.

                                                                                                                                                                                                                                                                                                              Chee Corp.

                                                                                                                                                                                                                          By:            /s/     Jiang Da Wei

                                                                                                                                                                                                                                                                                                              Name:    Jiang Da Wei

                                                                                                                                                                                                                                                                                                              Title: President, Treasurer, Secretary and Director

                                                                                                                                                                                                                                                                                                               (Principal Executive, Financial and Accounting Officer)