Form 10-Q
period 2017-07-31
Chee Corp.
filed 2017-09-07
CIK 1696898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2017

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,520,000 common shares issued and outstanding as of July 31, 2017.

CHEE CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of July 31, 2017 (Unaudited) and January 31, 2017 Interim Unaudited Statement of Operations for the three and six months ended July 31, 2017	4 5

	Interim Unaudited Statement of Cash Flows for the six months ended July 31, 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Securities Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

	Signatures	18

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

CHEE CORP.

BALANCE SHEET

July 31, 2017

(UNAUDITED)

ASSETS	July 31, 2017	January 31, 2017
Current Assets
Cash and cash equivalents	$856	5,947
Prepaid expenses	7,478	1,500
Inventory	2,444	653
Total Current Assets	$10,778	8,100

Non-Current Assets
Tax refund receivable	$599	-
Total Non-Current Assets	$599	-

Fixed Assets
Equipment, net	$3,730	2,107
Total Fixed Assets	$3,730	2,107
Total Assets	$15,107	10,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related Party Loans	7,600	7,600
Total Current Liabilities	$7,600	7,600

Non-current Liabilities
Deferred Tax Liability	1,305	-
Total Non-current Liabilities	$1,305	-

Total Liabilities	$8,905	7,600

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,520,000 and 4,500,000 shares issued and outstanding	4,520	4,500
Additional paid in capital	370	-
Accumulated income (deficit)	1,312	(1,893)
Total Stockholder’s Equity	$6,202	2,607

Total Liabilities and Stockholder’s Equity	$15,107	10,207

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF OPERATIONS

Three and six months ended July 31, 2017

(UNAUDITED)

	Three months ended July 31, 2017	Six months ended July 31, 2017

REVENUES	$8,800	14,600
Cost of Goods Sold	870	1,331
Gross Profit	7,930	13,269

OPERATING EXPENSES
General and Administrative Expenses	3,251	9,358
TOTAL OPERATING EXPENSES	(3,251)	(9,358)

NET INCOME (LOSS) FROM OPERATIONS	4,679	3,911

PROVISION FOR INCOME TAXES	706	706

NET INCOME (LOSS)	$3,973	3,205

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,511,522	4,505,856

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF CASH FLOWS

Six months ended July 31, 2017

(UNAUDITED)

Six months ended July 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$3,205
Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in Prepaid expenses	(5,978)
Decrease in Inventory	(1,791)
Depreciation	377
Income tax expense	706
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,481)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital stock	390
CASH FLOWS USED IN FINANCING ACTIVITIES	390

NET INCREASE IN CASH	(5,091)

Cash, beginning of period	5,947

Cash, end of period	$856

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0
Income taxes paid	$0

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

July 31, 2017

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had $14,600 revenues as of July 31, 2017.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $856 of cash as of July 31, 2017.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $600 in prepaid rent and $6,878 in prepaid equipment as of July 31, 2017.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $2,444 in raw materials inventory as of July 31, 2017.

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

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $0 in accounts payable as of July 31, 2017.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

July 31, 2017

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of July 31, 2017 the Company has generated $14,600 revenue.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of July 31, 2017 were no differences between our comprehensive loss and net loss.

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

July 31, 2017

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

Note 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On December 21, 2016 the Company issued 4,500,000 shares of common stock to a director for cash proceeds of $4,500 at $0.001 per share.

In June the Company issued 20,000 shares of common stock for cash proceeds of $390 at $0.02 per share.

There were 4,520,000 shares of common stock issued and outstanding as of July 31, 2017.

Note 5 – LOAN FROM DIRECTOR

As of July 31, 2017, our sole director has loaned to the Company $7,600. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $7,600 as of July 31, 2017.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

July 31, 2017

Note 6 – COMMITMENTS AND CONTINGENCIES

Company has entered into one year rental agreement for a $300 monthly fee, starting on January 15, 2017.

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to July 31, 2017 through the date of this filing, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

INITIAL FOCUS OF OUR BUSINESS

We are in the early stages of developing our plan to distribute 3D goods and accessories in China in forms including but not limited to products such as design figure, vase, badges, case for phone, table plates, chess box, prototypes of future models of the goods or any structural details, but this is not our main products line, we have just started with such product line. The above listed products will be needed for us to start the production of 3D goods, because our intention will be more significant. In the future this product line will be used as additional, and the main one will be presented in the form of plastic models creation, layouts, parts for production for manufacturing companies that we are going to cooperate with. Based on the above mentioned if start of our business prosperous in China, we are planning to move from local production and cooperation to partnership with companies around the world. In the future we plan to contact the largest shipbuilding, machine-building and even the furniture companies and we are going to offer them our services, which will be presented in the form of the creation of plastic models of various parts, layouts, parts for their production.

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

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2017, our total assets were $15,107. Total assets were comprised of $10,778 in current assets, $599 in non-current assets and $3,730 in fixed assets.

As at July 31, 2017, our current liabilities were $7,600 and Stockholders’ equity was $6,202.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended July 31, 2017 net cash flows used in operating activities was negative $3,481.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended July 31, 2017 we have generated $2,000 of cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended July 31, 2017 we have generated $390 of cash flows by financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on September 7, 2017.

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