Form 10-Q
period 2017-10-31
Chee Corp.
filed 2017-12-06
CIK 1696898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2017

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,613,000 common shares issued and outstanding as of October 31, 2017.

CHEE CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of October 31, 2017 (Unaudited) and January 31, 2017 Interim Unaudited Statement of Operations for the three and nine months ended October 31, 2017	4 5

	Interim Unaudited Statement of Cash Flows for the nine months ended October 31, 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Securities Holders	17

Item 5.	Other Information	18

Item 6.	Exhibits	18

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

CHEE CORP.

BALANCE SHEET

October 31, 2017

(UNAUDITED)

ASSETS	October 31, 2017	January 31, 2017
Current Assets
Cash and cash equivalents	$3,399	5,947
Prepaid expenses	7,478	1,500
Inventory	1,796	653
Total Current Assets	$12,673	8,100

Fixed Assets
Equipment, net	$3,524	2,107
Total Fixed Assets	$3,524	2,107
Total Assets	$16,197	10,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$2,500	-
Related Party Loans	7,600	7,600
Total Current Liabilities	$10,100	7,600

Total Liabilities	$10,100	7,600

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,613,000 and 4,500,000 shares issued and outstanding	4,613	4,500
Additional paid in capital	2,092	-
Accumulated income (deficit)	(608)	(1,893)
Total Stockholder’s Equity	$6,097	2,607

Total Liabilities and Stockholder’s Equity	$16,197	10,207

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF OPERATIONS

Three and nine months ended October 31, 2017

(UNAUDITED)

	Three months ended October 31, 2017	Nine months ended October 31, 2017	From Inception October 26, 2016 to October 31, 2016

REVENUES	$4,300	18,900	-
Cost of Goods Sold	648	1,979	-
Gross Profit	3,652	16,921	-

OPERATING EXPENSES
General and Administrative Expenses	6,277	15,636	-
TOTAL OPERATING EXPENSES	(6,277)	(15,636)	-

NET INCOME (LOSS) FROM OPERATIONS	(2,625)	1,285	-

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$(2,625)	1,285	-

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	0.00	-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,521,011	4,517,703	-

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF CASH FLOWS

Nine months ended October 31, 2017

(UNAUDITED)

	Nine months ended October 31, 2017	From Inception October 26, 2016 to October 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$1,285	$-
Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in Prepaid expenses	(5,978)	-
Increase in Inventory	(1,143)	-
Depreciation	583	-
Increase Payable	2,500	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(2,753)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,000)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(2,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Capital stock	2,205	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,205	-

NET DECREASE IN CASH	(2,548)	-

Cash, beginning of period	5,947	-

Cash, end of period	$3,399	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

October 31, 2017

(UNAUDITED)

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company had $18,900 revenues as of October 31, 2017.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,399 of cash as of October 31, 2017.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $600 in prepaid rent and $6,878 in prepaid equipment as of October 31, 2017.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $1,796 in raw materials inventory as of October 31, 2017.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of equipment is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $2,500 in accounts payable as of October 31, 2017.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

October 31, 2017

(UNAUDITED)

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of October 31, 2017 the Company has generated $18,900 revenue.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of October 31, 2017 were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

October 31, 2017

(UNAUDITED)

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

In June 2017 the Company issued 20,000 shares of common stock for cash proceeds of $390 at $0.02 per share.

In October 2017 the Company issued 93,000 shares of common stock for cash proceeds of $1,815 at $0.02 per share.

There were 4,613,000 shares of common stock issued and outstanding as of October 31, 2017.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

October 31, 2017

(UNAUDITED)

Note 5 – LOAN FROM DIRECTOR

As of October 31, 2017, our sole director has loaned to the Company $7,600. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $7,600 as of October 31, 2017.

Note 6 – COMMITMENTS AND CONTINGENCIES

Company has entered into one year rental agreement for a $300 monthly fee, starting on January 15, 2017.

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2017 through the date of this filing, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than the 299,000 shares of common stock of the capital of Chee Corp. at price of $0.02 for one share have to be issued as fully paid and no assessable to its subscribers.

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

Our operations to date have been devoted primarily to start-up and development activities, which include: formation of the Company; development of our business plan; creating the web-site (www.corpchee.com), buying equipment, and entering into supply agreements, renting our office space in China and signing sales agreements with our customers Gaoxie Trading Co., Ltd., Danafixe Inc. and Sunagin Fiu Wunsha Ltd.

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

Results of operations

Results of Operations for the three and nine months ended October 31, 2017:

Revenue and cost of goods sold

For the three months ended October 31, 2017, the Company generated total revenue of $4,300 from selling products to its customer. The cost of goods sold for the three months ended October 31, 2017was $648, which represents the cost of raw materials.

For the nine months ended October 31, 2017, the Company generated total revenue of $18,900. The cost of goods sold for the nine months ended October 31, 2017 was $1,979, which represents the cost of raw materials.

Operating expenses

Total operating expenses for the three months ended October 31, 2017 were $6,277. The operating expenses for the three months ended October 31, 2017 included bank charges of $137; depreciation expense of $205; audit fees of $5,000; rent expense of $900; utilities of $35.

Total operating expenses for the nine months ended October 31, 2017 were $15,636. The operating expenses for the nine months ended October 31, 2017 included bank charges of $595; depreciation expense of $583; legal fees of $1,200;  audit fees of $10,523; rent expense of $2,700; utilities of $35.

Net Loss

The net loss for the three months ended October 31, 2017 was $2,625.

The net income for the nine months ended October 31, 2017 was $1,285.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2017, our total assets were $16,197. Total assets were comprised of $12,673 in current assets and $3,524 in fixed assets.

As at October 31, 2017, our current liabilities were $10,100 and Stockholders’ equity was $6,097.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended October 31, 2017 net cash flows used in operating activities was $2,753.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended October 31, 2017 we have used $2,000 of cash in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended October 31, 2017 we have generated $2,205 of cash flows by financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on December 6, 201

                                                                                     Chee Corp.

By:            /s/     Jiang Da Wei

Name:    Jiang Da Wei

Title: President, Treasurer, Secretary and Director

(Principal Executive, Financial and Accounting Officer)