Form 10-K
period 2018-01-31
Chee Corp.
filed 2018-05-16
CIK 1696898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2018

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

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes o       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes o  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Emerging growth company o	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o       No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,707,250 common shares issued and outstanding as of January 31, 2018.

PART I

Item 1. Description of Business

Forward-looking statements

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

We are a start-up company which is in the business of 3D products. We intend to use the net proceeds from this offering to develop our business operations. To fully implement our plan of operations we require a minimum funding of $45,000 for the next twelve months. Jiang Da Wei our President and a Director has agreed to loan the Company funds, we have an oral agreement, arrangement or legal obligation to advance or loan funds to the Company. The Company has the registration location with the following address Shandong Province, Haiyang City, Environmental Protection District 15, 265100, China and Chee Corp. has rent an office space that is 42 sq. m. with the following address Guo Fu Center, No. 18 Qin Ling Road, Laoshan District. Qingdao, 266000, China from 15 January, 2017. The lease contract was signed for the term of one year with the option of expansion for additional one-year term.

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

INITIAL FOCUS OF OUR BUSINESS

We are in the early stages of developing our plan to distribute 3D goods and accessories in China in forms including but not limited to products such as design figure, vase, badges, case for phone, table plates, chess box, prototypes of future models of the goods or any structural details, but this is not our main products line, we have just started with such product line. The above listed products will be needed for us to start the production of 3D goods, because our intention will be more significant. In the future this product line will be used as additional, and the main one will be presented in the form of plastic models creation, layouts, and parts for production for manufacturing companies that we are going to cooperate with. Based on the above mentioned if start of our business prosperous in China, we are planning to move from local production and cooperation to partnership with companies around the world. In the future we plan to contact the largest shipbuilding, machine-building and even the furniture companies and we are going to offer them our services, which will be presented in the form of the creation of plastic models of various parts, layouts, parts for their production.

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

OUR PRODUCTS

Brief History of Our Products

3D printing is a tremendously exciting new technology that is changing the face of modern manufacturing. The transformative impact of this technology on the way we produce things is only likely to increase as it continues developing. The 3D printing has become considerably more visible in recent years, as 3D printing companies pop up in more communities, and 3D printed products become more popular. While it may seem like the 3D printing has only recently exploded onto the scene, the technology has actually been around for three decades. After the first 3D printing patent was awarded to Hideo Kodama in Japan. Kodama had invented a device which used a UV light to harden photo reactive polymers. The idea was that the technology would be useful for creating models and prototypes. Since then, additive manufacturing technologies have been used for rapid prototyping, where it has significantly improved the speed of the product development process.

A few years later, a team of French inventors applied in France for the first patents on the stereo lithography method, which is still widely used today. Stereo lithography is much like Kodama’s invention, relying on UV light to harden photopolymers. Remarkably, the French General Electric abandoned their patent application, and so neve resulted in a patent. While Kodama had actually invented this system some time before Hull came up with his machine and coined the term still used to describe it, he did make another important and unique contribution to the history of 3D printing. Hull would file his patent for a stereo lithography machine. Hull’s application was not to be abandoned, however. Hull named the process stereo lithography, which remains one of the most common 3D printing techniques today. Carl Deckard filed a patent for Selective Laser Sintering (SLS). The laser sintering process has developed to become the most popular 3D printing technologies, used across a wide range of industries, for models and for end-use parts.

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

We believe that the best way to market our products is through magazines, banner advertising, Internet advertising on websites, and through our website (www.corpchee.com) that we plan to develop as part of our 12-month plan of operation, and various social networking sites. We believe that we can establish relationships with 3D product distributors in China and in countries all over the world through these mediums of communication.

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

Specifications:

PRINTER TYPE -FDM

MATERIAL - PLA, ABS, CPE, CPE+, PC, Nylon, TPU 95A

BUILD VOLUME-23 x 22.5 x 20.5 cm

MIN LAYER HEIGHT -20 microns

EXTRUDER HEAD -1

XY PRECISION -12.5 microns

PRINTING SPEED -30-300 mm/s

OPEN SOURCE -Hardware & software

CAN YOU USE 3RD PARTY MATERIAL? -Yes

HEATED PLATFORM -Yes

FILAMENT DIAMETER -2.85

ON-PRINTER CONTROLS -Yes

CONNECTIVITY -SD card

SMOOTHING STATION

Name: Fortus Finishing Touch Smoothing Station

Description:

The Finishing Touch Smoothing Station seals a part’s surfaces by exposing them to a vaporized smoothing agent inside a chamber. The Smoothing Station is very easy to use and preserves dimensional integrity. Its use is limited to applications with no higher than atmospheric pressure and temperatures at or below 212 °F (100 °C). The Smoothing Station is often selected when electroplating parts, using them as patterns for investment casting or producing functional prototypes of liquid-holding geometries such as bottles or cooling lines in molds.

COMPUTER

Name:  MacBook Pro

Description:

15-inch MacBook Pro Touch Bar and Touch ID 2.9GHz Processor, 512GB Storage.

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

FACILITIES

We are renting property in China: our office space that is 42 square meters. The term of the lease shall be one year commencing on January 15, 2017 and ending January 15, 2018. The rent cost is $ 3,600 per year, in the case of a monthly payment, the amount for the month is $300. Our registration office located is at Shandong Province, Haiyang City, Environmental Protection District 15, 265100, China and current location is at Guo Fu Center, No. 18 Qin Ling Road, Laoshan District, 266000, China. Our telephone number is (318) 217-4394. This location serves as our primary office for planning and implementing our business operations.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees except our Director Jiang Da Wei. Our sole officer and director, Jiang Da Wei, currently devotes approximately 20 hours per week to company matters. After receiving funding, Mr. Jiang plans to devote as much time to the operation of the Company as he determines is necessary for him to manage the affairs of the Company. As our business and operations will be increase, we will assess the need for full time management and administrative support personnel.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of January 31, 2018, no shares of our common stock have traded.

Number of Holders

As of January 31, 2018, the 5,707,250 issued and outstanding shares of common stock were held by a total of 33 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended January 31, 2018 and 2017.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized. On December 21, 2016 the Company issued 4,500,000 shares of common stock to a director for cash proceeds of $4,500 at $0.001 per share.

In June 2017 the Company issued 20,000 shares of common stock for cash proceeds of $400 at $0.02 per share.

In October 2017 the Company issued 93,000 shares of common stock for cash proceeds of $1,860 at $0.02 per share.

In November 2017 the Company issued 1,094,250 shares of common stock for cash proceeds of $21,885 at $0.02 per share.

There were 5,707,250 shares of common stock issued and outstanding as of January 31, 2018.

Purchase of our Equity Securities by Officers and Directors

On December 21, 2016, the Company offered and sold 4,500,000 restricted shares of common stock to our president and director, Jiang Da Wei, for a purchase price of $0.001 per share, for aggregate offering proceeds of $4,500, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Results of operations

Results of Operations for the years ended January 31, 2018 and 2017:

Revenue and cost of goods sold

For the year ended January 31, 2018, the Company generated total revenue of $22,900 from selling products to its customer. The cost of goods sold for the year ended January 31, 2018 was $2,987, which represents the cost of raw materials.

For the year ended January 31, 2017, the Company generated total revenue of $0.

Operating expenses

Total operating expenses for the year ended January 31, 2018 were $25,651. The operating expenses for the year ended January 31, 2018 included advertising expense of $2,255; bank charges of $1,800; depreciation expense of $1,116; legal fees of $1,200;  audit fees of $10,523; professional fees of $5,000;  rent expense of $3,600; utilities of $157.

Total operating expenses for the year ended January 31, 2017 were $1,893. The operating expenses for the year ended January 31, 2017 included bank charges of $167; low cost unit equipment of $1,126; website of $300; rent expense of $300.

Net Loss

The net loss for the years ended January 31, 2018 and 2017 was $5,738 and $1,893 respectively.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2018, our total assets were $28,614. Total assets were comprised of $8,901 in current assets and $19,713 in fixed assets.

As at January 31, 2018, our current liabilities were $7,600 and Stockholders’ equity was $21,014.

CASH FLOWS FROM OPERATING ACTIVITIES

For the year ended January 31, 2018 net cash flows used in operating activities was $11,208.

CASH FLOWS FROM INVESTING ACTIVITIES

For the year ended January 31, 2018 we have used $18,722 of cash in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended January 31, 2018 we have generated $24,145 of cash flows by financing activities.

We cannot guarantee that we will manage to sell all the shares required. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation.

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The Company’s sole officer and director, Jiang Da Wei, has concluded a verbal agreement with the Chee Corp. in order to fund completion of the registration process and to maintain the reporting status with SEC.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash at this time are investments by others in this offering, selling our paper dung products and loans from our director. We must raise cash to implement our plan and stay in business.

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated limited revenues since inception. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

CHEE CORP.

FINANCIAL STATEMENTS

Years ended January 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

To the Board of Directors

Chee Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Chee Corp. as of January 31, 2018 and the related statements of operations, changes in stockholder’s equity, cash flows, and the related notes (collectively referred to as “financial statements”) for the period then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Chee Corp. as of January 31, 2017, were audited by other auditors whose report dated March 20, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2018.

Seattle, Washington

May 5, 2018

F-1

CHEE CORP.

BALANCE SHEET

January 31, 2018 and 2017

(AUDITED)

ASSETS	January 31, 2018	January 31, 2017
Current Assets
Cash and cash equivalents	$162	5,947
Prepaid expenses	7,951	1,500
Inventory	788	653
Total Current Assets	$8,901	8,100

Fixed Assets
Equipment, net	$19,713	2,107
Total Fixed Assets	$19,713	2,107
Total Assets	$28,614	10,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related Party Loans	$7,600	7,600
Total Current Liabilities	$7,600	7,600

Total Liabilities	$7,600	7,600

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,707,250 and 4,500,000 shares issued and outstanding	5,707	4,500
Additional paid in capital	22,938	-
Accumulated income (deficit)	(7,631)	(1,893)
Total Stockholder’s Equity	$21,014	2,607

Total Liabilities and Stockholder’s Equity	$28,614	10,207

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF OPERATIONS

Years ended January 31, 2018 and 2017

(AUDITED)

	Year ended January 31, 2018	From Inception October 26, 2016 to January 31, 2017

REVENUES	$22,900	-
Cost of Goods Sold	2,987	-
Gross Profit	19,913	-

OPERATING EXPENSES
General and Administrative Expenses	25,651	1,893
TOTAL OPERATING EXPENSES	(25,651)	(1,893)

NET INCOME (LOSS) FROM OPERATIONS	(5,738)	(1,893)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(5,738)	(1,893)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,541,723	517,808

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

Years ended January 31, 2018 and 2017

 (AUDITED)

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		Equity
Inception, September 26, 2016	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share for the period ended January 31, 2017	4,500,000	4,500	-	-	4,500

Net loss for the period ended January 31, 2017	-	-	-	(1,893)	(1,893)
Balance, January 31, 2017	4,500,000	4,500	-	(1,893)	2,607
Shares issued	1,207,250	1,207	22,938	-	24,145

Net loss for the period ended January 31, 2018	-	-	-	(5,738)	(5,738)
Balance, January 31, 2018	5,707,250	$5,707	$22,938	$(7,631)	$21,014

The accompanying notes are an integral part of these statements.

CHEE CORP.

STATEMENT OF CASH FLOWS

Years ended January 31, 2018 and 2017

(AUDITED)

	Year ended January 31, 2018	From Inception October 26, 2016 to January 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$ (5,738)	$ (1,893)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in Prepaid expenses	(6,451)	(1,500)
Increase in Inventory	(135)	(653)
Depreciation	1,116	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(11,208)	(4,046)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(18,722)	(2,107)
CASH FLOWS USED IN INVESTING ACTIVITIES	(18,722)	(2,107)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	-	7,600
Capital stock	24,145	4,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	24,145	12,100

NET DECREASE IN CASH	(5,785)	5,947

Cash, beginning of period	5,947	-

Cash, end of period	$ 162	$ 5,947

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

January 31, 2018

(AUDITED)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Chee Corp.  (“the Company”, “we”, “us” or “our”) was incorporated on October 26, 2016 under the laws of the State of Nevada United States of America. Chee Corp. is the representative of 3D industry that located in China, and offers the 3D modeling and print of different types of items and accessories. Our production starts with simple things as design figure, badges, table plates, magnets, and cups etc. Chee Corp. will work in two directions, first-with individual orders and second- will make the projects with other companies and businesses that require 3D service.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $162 of cash as of January 31, 2018.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $3,900 in prepaid rent and $4,051 in prepaid marketing services as of January 31, 2018.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $788 in raw materials inventory as of January 31, 2018.

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

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

January 31, 2018

(AUDITED)

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $0 in accounts payable as of January 31, 2018.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the year ended January 31, 2018 the Company has generated $22,900 revenue.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2018 were no differences between our comprehensive loss and net loss.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

January 31, 2018

(AUDITED)

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

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

January 31, 2018

(AUDITED)

Note 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. On December 21, 2016 the Company issued 4,500,000 shares of common stock to a director for cash proceeds of $4,500 at $0.001 per share.

In June 2017 the Company issued 20,000 shares of common stock for cash proceeds of $400 at $0.02 per share.

In October 2017 the Company issued 93,000 shares of common stock for cash proceeds of $1,860 at $0.02 per share.

In November 2017 the Company issued 1,094,250 shares of common stock for cash proceeds of $21,885 at $0.02 per share.

There were 5,707,250 shares of common stock issued and outstanding as of January 31, 2018.

Note 5 – LOAN FROM DIRECTOR

For the year ended January 31, 2018, our sole director has loaned to the Company $7,600. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $7,600 as of January 31, 2018.

Note 6 – COMMITMENTS AND CONTINGENCIES

Company has entered into one year rental agreement for a $300 monthly fee, starting on January 15, 2017.

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 31, 2018 through the date of this filing, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of January 31, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at January 31, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2018 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Our executive officer's and director's and their respective ages are as follows:

Name and Address	Age	Position(s)
Jiang Da Wei Environmental Protection District, Building 15, Unit 3, Room 302, Haiyang City, 265100, China.	33	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer And sole member of the Board of Directors.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

JIANG DA WEI

Mr. Jiang has acted as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors since our incorporation on October 26, 2016.  For the past five years he has been an engineer of designing parts for construction and then a landscape design engineer. Besides he had experience in creating 3D models for games. He is very responsible and approach to each order. He is professional in his case, and to cope with the work in any form and size. Also well versed in the programs for creating graphical models. He could have control over not only his work, but also to lead and help others. The person managing the office could leave his as a head in the office if it is needed.

In the past ten years, Mr. Jiang has not been the subject to any of the following events:

•

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Jiang`s involvement in any type of business, securities or banking activities.

•

Any bankruptcy petition filed by or against any business of which Jiang Da Wei was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

•

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

•

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

•

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

                            1.  Any Federal or State securities or commodities law or regulation; or

                              2. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

                            3. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company's Bylaws provide that the Board of Directors will consist of a minimum of one member. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member Mr. Jiang, and he does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to Jiang Da Wei that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us with regard to our director's business and personal activities and relationships as they may relate to us and our management.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

We currently have one employee, our sole officer, Jiang Da Wei.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since Chee Corp. is a start-up stage company and has only one director, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, person nominated to become a director, executive officer, promoter or control person of Chee Corp. has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our board of directors. Nevertheless, every effort will be made to ensure that the views of stockholders are heard by the board of directors, and that appropriate responses are provided to stockholders in a timely manner. During the upcoming year, our board of directors will continue to monitor whether it would be appropriate to adopt such a process.

Item 11. Executive Compensation

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal 2018 and 2017:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Jiang Da Wei, President	2018 and 2017	0	0	0	0	0	0	0	0

Our sole officer and director Mr. Jiang has not received monetary compensation since our inception to the date of this filing. We currently do not pay any compensation to any officer or any member of our board of directors.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of January 31, 2018 and 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Opinion Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Jiang Da Wei, President	0	0	0	0	0	0	0

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of the date of this filing, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 5,707,250 shares of our common stock issued and outstanding as of the date of this filing. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Jiang Da Wei	4,500,000	78,85%

Item 13. Certain Relationships and Related Transactions

Mr. Jiang is considered to be a promoter, and currently is the only promoter, of Chee Corp., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

On October 26, 2016, we offered and sold 4,500,000 shares of common stock to Jiang Da Wei, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director, at a purchase price of $0.001 per share, for aggregate proceeds of $4,500.

Since October 26, 2016, Jiang Da Wei has loaned us $7,600. In general Jiang Da Wei certify verbal intention to loan to Chee Corp.  the amount of sixty thousand (60,000) USA dollars. The loan does not have any term, carries no interest and is not secured.

Item 14. Principal Accountant Fees and Services

During fiscal year ended January 31, 2018, we incurred approximately $10,523 in fees to our principal independent accountants for professional services rendered in connection with the audit of our January 31, 2017 financial statements and for the reviews of our financial statements for the quarters ended April 30, 2017, July 31, 2017, and October 31, 2017.

PART IV

Item 15. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on May 16, 2018.

Chee Corp.

By:            /s/     Jiang Da Wei

Name:    Jiang Da Wei

Title: President, Treasurer, Secretary and Director

(Principal Executive, Financial and Accounting Officer)