Form 10-Q
period 2018-04-30
Chee Corp.
filed 2018-06-05
CIK 1696898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2018

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,707,250 common shares issued and outstanding as of April 30, 2018.

CHEE CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of April 30, 2018 (Unaudited) and January 31, 2018 Interim Unaudited Statement of Operations for the three months ended April 30, 2018 and 2017	4 5

	Interim Unaudited Statement of Cash Flows for the three months ended April 30, 2018 and 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Securities Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

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

CHEE CORP.

BALANCE SHEET

April 30, 2018

(UNAUDITED)

ASSETS	April 30, 2018	January 31, 2018
Current Assets
Cash and cash equivalents	$1,179	162
Prepaid expenses	5,801	7,951
Inventory	301	788
Total Current Assets	$7,281	8,901

Fixed Assets
Equipment, net	$18,672	19,713
Total Fixed Assets	$18,672	19,713
Total Assets	$25,953	28,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related Party Loans	$7,600	7,600
Total Current Liabilities	$7,600	7,600

Total Liabilities	$7,600	7,600

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,707,250 and 5,707,250 shares issued and outstanding	5,707	5,707
Additional paid in capital	22,938	22,938
Accumulated income (deficit)	(10,292)	(7,631)
Total Stockholder’s Equity	$18,353	21,014

Total Liabilities and Stockholder’s Equity	$25,953	28,614

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF OPERATIONS

Three months ended April 30, 2018 and 2017

(UNAUDITED)

	Three months ended April 30, 2018	Three months ended April 30, 2017

REVENUES	$7,400	5,800
Cost of Goods Sold	487	461
Gross Profit	6,913	5,339

OPERATING EXPENSES
General and Administrative Expenses	9,574	6,107
TOTAL OPERATING EXPENSES	(9,574)	(6,107)

NET LOSS FROM OPERATIONS	(2,661)	(768)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(2,661)	(768)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,707,250	4,500,000

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF CASH FLOWS

Three months ended April 30, 2018 and 2017

(UNAUDITED)

	Three months ended April 30, 2018	Three months ended April 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (2,661)	$ (768)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Decrease/Increase in Prepaid expenses	2,150	(9,100)
Decrease in Inventory	487	461
Depreciation	1,041	172
Increase in Customer deposits	-	8,800
CASH FLOWS USED IN OPERATING ACTIVITIES	1,017	(435)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(2,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(2,000)

NET INCREASE IN CASH	1,017	(2,435)

Cash, beginning of period	162	5,947

Cash, end of period	$ 1,179	$ 3,512

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

April 30, 2018

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

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s yearend is January 31. The results for the three months ended April 30, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended January 31, 2018, filed with the Securities and Exchange Commission. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2018 and for the related periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $179 of cash as of April 30, 2018.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $3,000 in prepaid rent and $2,801 in prepaid marketing as of April 30, 2018.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $301 in raw materials inventory as of April 30, 2018.

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

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $0 in accounts payable as of April 30, 2018

.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

April 30, 2018

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the three months ended April 30, 2018 the Company has generated $7,400 revenue.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of April 30, 2018 were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

April 30, 2018

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

Note 4 – LOAN FROM DIRECTOR

For the three months ended April 30, 2018, our sole director has loaned to the Company $7,600. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $7,600 as of April 30, 2018.

Note 5 – COMMITMENTS AND CONTINGENCIES

Company has entered into one year rental agreement for a $300 monthly fee, starting on January 15, 2017.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

April 30, 2018

(UNAUDITED)

Note 6 – COMMON STOCK

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

There were 5,707,250 shares of common stock issued and outstanding as of April 30, 2018.

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2018 through the May 27, 2018, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2018, our total assets were $25,953. Total assets were comprised of $7,281 in current assets and $18,672 in fixed assets.

As at April 30, 2018, our current liabilities were $7,600 and Stockholders’ equity was $18,353.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended April 30, 2018 net cash flows used in operating activities was $1,017.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended April 30, 2018 we have generated $0 of cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended April 30, 2018 net cash flows used in financing activities was $0.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on June 5, 2018.

Chee Corp.

By:            /s/     Jiang Da Wei

Name:    Jiang Da Wei

Title: President, Treasurer, Secretary and Director

(Principal Executive, Financial and Accounting Officer)