Form 10-Q
period 2018-07-31
Chee Corp.
filed 2018-08-20
CIK 1696898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2018

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,707,250 common shares issued and outstanding as of July 31, 2018.

CHEE CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of July 31, 2018 (Unaudited) and January 31, 2018 Interim Unaudited Statement of Operations for the three and six months ended July 31, 2018 and 2017	4 5

	Interim Unaudited Statement of Cash Flows for the six months ended July 31, 2018 and 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Securities Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

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

CHEE CORP.

BALANCE SHEET

July 31, 2018

(UNAUDITED)

ASSETS	July 31, 2018	January 31, 2018
Current Assets
Cash and cash equivalents	$985	162
Prepaid expenses	3,701	7,951
Inventory	773	788
Total Current Assets	$5,459	8,901

Fixed Assets
Equipment, net	$17,630	19,713
Total Fixed Assets	$17,630	19,713
Total Assets	$23,089	28,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related Party Loans	$7,600	7,600
Total Current Liabilities	$7,600	7,600

Total Liabilities	$7,600	7,600

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,707,250 and 5,707,250 shares issued and outstanding	5,707	5,707
Additional paid in capital	22,938	22,938
Accumulated income (deficit)	(13,156)	(7,631)
Total Stockholder’s Equity	$15,489	21,014

Total Liabilities and Stockholder’s Equity	$23,089	28,614

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF OPERATIONS

Three and six months ended July 31, 2018 and 2017

(UNAUDITED)

	Three months ended July 31, 2018	Three months ended July 31, 2017	Six months ended July 31, 2018	Six months ended July 31, 2017

REVENUES	$9,980	8,800	17,380	14,600
Cost of Goods Sold	1,529	870	2,015	1,331
Gross Profit	8,541	7,930	15,365	13,269

OPERATING EXPENSES
General and Administrative Expenses	11,315	3,251	20,890	9,358
TOTAL OPERATING EXPENSES	(11,315)	(3,251)	(20,890)	(9,358)

NET LOSS FROM OPERATIONS	(2,864)	4,679	(5,525)	3,911

PROVISION FOR INCOME TAXES	-	706	-	706

NET LOSS	$(2,864)	3,973	(5,525)	3,205

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	0.00	(0.00)	0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,707,250	4,511,522	5,707,250	4,505,856

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF CASH FLOWS

Six months ended July 31, 2018 and 2017

(UNAUDITED)

	Six months ended July 31, 2018	Six months ended July 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(5,525)	$3,205
Adjustments to reconcile net loss to net cash (used in) operating activities:
Decrease/Increase in Prepaid expenses	4,250	(5,978)
Decrease in Inventory	15	(1,791)
Depreciation	2,083	377
Income tax expense	-	706
CASH FLOWS USED IN OPERATING ACTIVITIES	823	(3,481)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(2,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital stock	-	390
CASH FLOWS USED IN FINANCING ACTIVITIES	-	390

NET INCREASE IN CASH	823	(5,091)

Cash, beginning of period	162	5,947

Cash, end of period	$985	$856

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

July 31, 2018

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

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s yearend is January 31. The results for the six months ended July 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended January 31, 2018, filed with the Securities and Exchange Commission. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2018 and for the related periods presented.

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

Cash and Cash Equivalents

The  Company  considers  all  highly  liquid  investments  with  the  original  maturities  of  three  months  or  less  to be cash equivalents. The Company had $985 of cash as of July 31, 2018.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $2,100 in prepaid rent and $1,601 in prepaid marketing as of July 31, 2018.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $773 in raw materials inventory as of July 31, 2018.

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $0 in accounts payable as of July 31, 2018

.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

July 31, 2018

(UNAUDITED)

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the six months ended July 31, 2018 the Company has generated $17,380 revenue.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of July 31, 2018 were no differences between our comprehensive loss and net loss.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

July 31, 2018

(UNAUDITED)

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

Note 4 – LOAN FROM DIRECTOR

For the six months ended July 31, 2018, our sole director has loaned to the Company $7,600. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $7,600 as of July 31, 2018.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

July 31, 2018

(UNAUDITED)

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

There were 5,707,250 shares of common stock issued and outstanding as of July 31, 2018.

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to July 31, 2018 through the August 15, 2018, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

A few years later, a team of French inventors applied in France for the first patents on the stereo lithography method, which is still widely used today. Stereo lithography is much like Kodama’s invention, relying on UV light to harden photopolymers. Remarkably, the French General Electric abandoned their patent application, and so nave resulted in a patent. While Kodama had actually invented this system some time before Hull came up with his machine and coined the term still used to describe it, he did make another important and unique contribution to the history of 3D printing. Hull would file his patent for a stereo lithography machine. Hull’s application was not to be abandoned, however. Hull named the process stereo lithography, which remains one of the most common 3D printing techniques today. Carl Deckard filed a patent for Selective Laser Sintering (SLS). The laser sintering process has developed to become the most popular 3D printing technologies, used across a wide range of industries, for models and for end-use parts.

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

-Moving and assembled parts

-Cases, holders, adapters

Not recommended for:

-Cavities within design (unless making use of escape holes)

For the first time we are going to buy 5 coils of the lead material (PLA and ABS) and one extra spool of ABS, that we are ready to put into production of the exhibition samples of our products. As auxiliary material we are going to use Nylon (three coils) for extra cases and our more advanced features. Our customers will be able to independently create a suitable model for 3D printing, which we will manufacture later on 3D machine, or else our company itself can provide or create models for individual orders. As a complement to our overall operations, we plan to use 3D pen and then buy a 3D scan to improve the quality and accuracy of finished products.

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

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2018, our total assets were $23,089. Total assets were comprised of $5,459 in current assets and $17,630 in fixed assets.

As at July 31, 2018, our current liabilities were $7,600 and Stockholders’ equity was $15,489.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended July 31, 2018 net cash flows used in operating activities was $823.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended July 31, 2018 we have generated $0 of cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended July 31, 2018 net cash flows used in financing activities was $0.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on August 20, 2018.

Chee Corp.

By:            /s/     Jiang Da Wei

Name:    Jiang Da Wei

Title: President, Treasurer, Secretary and Director

(Principal Executive, Financial and Accounting Officer)