Form 10-Q
period 2018-10-31
Chee Corp.
filed 2018-11-26
CIK 1696898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2018

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,707,250 common shares issued and outstanding as of October 31, 2018.

CHEE CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of October 31, 2018 (Unaudited) and January 31, 2018 Interim Unaudited Statement of Operations for the three and nine months ended October 31, 2018 and 2017	4 5

	Interim Unaudited Statement of Cash Flows for the nine months ended October 31, 2018 and 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Securities Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

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

CHEE CORP.

BALANCE SHEET

October 31, 2018

(UNAUDITED)

ASSETS	October 31, 2018	January 31, 2018
Current Assets
Cash and cash equivalents	$1,297	162
Prepaid expenses	1,200	7,951
Inventory	692	788
Total Current Assets	$3,189	8,901

Fixed Assets
Equipment, net	$16,589	19,713
Total Fixed Assets	$16,589	19,713
Total Assets	$19,778	28,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related Party Loans	$10,900	7,600
Total Current Liabilities	$10,900	7,600

Total Liabilities	$10,900	7,600

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,707,250 and 5,707,250 shares issued and outstanding	5,707	5,707
Additional paid in capital	22,938	22,938
Accumulated income (deficit)	(19,767)	(7,631)
Total Stockholder’s Equity	$8,878	21,014

Total Liabilities and Stockholder’s Equity	$19,778	28,614

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF OPERATIONS

Three and nine months ended October 31, 2018 and 2017

(UNAUDITED)

	Three months ended October 31, 2018	Three months ended October 31, 2017	Nine months ended October 31, 2018	Nine months ended October 31, 2017

REVENUES	$1,000	4,300	18,380	18,900
Cost of Goods Sold	81	648	2,096	1,979
Gross Profit	919	3,652	16,284	16,921

OPERATING EXPENSES
General and Administrative Expenses	7,530	6,277	28,420	15,636
TOTAL OPERATING EXPENSES	(7,530)	(6,277)	(28,420)	(15,636)

NET LOSS FROM OPERATIONS	(6,611)	(2,625)	(12,136)	1,285

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(6,611)	(2,625)	(12,136)	1,285

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)	(0.00)	0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,707,250	4,521,011	5,707,250	4,517,703

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF CASH FLOWS

Nine months ended October 31, 2018 and 2017

(UNAUDITED)

	Nine months ended October 31, 2018	Nine months ended October 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (12,136)	$ 1,285
Adjustments to reconcile net loss to net cash (used in) operating activities:
Decrease/Increase in Prepaid expenses	6,751	(5,978)
Decrease in Inventory	96	(1,143)
Depreciation	3,124	583
Increase in Accounts Payable	-	2,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(2,165)	(2,753)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(2,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital stock	-	2,205
Loan	3,300	-
CASH FLOWS USED IN FINANCING ACTIVITIES	3,300	2,205

NET INCREASE/DECREASE IN CASH	1,135	(2,548)

Cash, beginning of period	162	5,947

Cash, end of period	$ 1,297	$ 3,399

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

October 31, 2018

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

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s yearend is January 31. The results for the nine months ended October 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended January 31, 2018, filed with the Securities and Exchange Commission. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2018 and for the related periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,297 of cash as of October 31, 2018.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $1,200 in prepaid rent as of October 31, 2018.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $692 in raw materials inventory as of October 31, 2018.

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $0 in accounts payable as of October 31, 2018.

.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

October 31, 2018

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the nine months ended October 31, 2018 the Company has generated $18,380 revenue.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of October 31, 2018 were no differences between our comprehensive loss and net loss.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

October 31, 2018

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance changes how companies account for certain aspects of share-based payments to employees. Among other things, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”), but will instead record such items as income tax expense or benefit in the income statement, and APIC pools will be eliminated. Companies will apply this guidance prospectively. Another component of the new guidance allows companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards, whereby forfeitures can be estimated, as required today, or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach. All of the guidance will be effective for the Company in the fiscal year beginning February 1, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning February 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures. In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. In July 2015, the FASB deferred the effective date of the standard by an additional year; however, it provided companies the option to adopt one year earlier, commensurate with the original effective date. Accordingly, the standard will be effective for the Company in the fiscal year beginning February 1, 2018, with an option to adopt the standard for the fiscal year beginning February 1, 2017. The Company is currently evaluating this standard and has not yet selected a transition method or the effective date on which it plans to adopt the standard, nor has it determined the effect of the standard on its financial statements and related disclosures.

Note 4 – LOAN FROM DIRECTOR

For the nine months ended July 31, 2018, our sole director has loaned to the Company $3,300. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $10,900 as of October 31, 2018.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

October 31, 2018

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

There were 5,707,250 shares of common stock issued and outstanding as of October 31, 2018.

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2018 through the November 21, 2018, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

FACILITIES

We are renting property in China: our office space that is 42 square meters. The term of the lease shall be one year commencing on January 15, 2017 and ending January 15, 2018. The rent cost is $3,600 per year, in the case of a monthly payment, the amount for the month is $300. Our registration office located is at Shandong Province, Haiyang City, Environmental Protection District 15, 265100, China and current location is at Guo Fu Center, No. 18 Qin Ling Road, Laoshan District, 266000, China. Our telephone number is (318) 217-4394. This location serves as our primary office for planning and implementing our business operations.

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

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2018, our total assets were $19,778. Total assets were comprised of $3,189 in current assets and $16,589 in fixed assets.

As at October 31, 2018, our current liabilities were $10,900 and Stockholders’ equity was $8,878.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended October 31, 2018 net cash flows used in operating activities was negative $2,165.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended October 31, 2018 we have generated $0 of cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended October 31, 2018 net cash flows used in financing activities was $3,300.

MANAGEMENT’S DISCUSSION AND ANALYSIS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in China on November 26, 2018.

Chee Corp.

By:            /s/     Jiang Da Wei

Name:    Jiang Da Wei

Title: President, Treasurer, Secretary and Director

(Principal Executive, Financial and Accounting Officer)