Form 10-K/A
period 2018-01-31
Chee Corp.
filed 2018-12-21
CIK 1696898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A

(Amendment No.1)

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

EXPLANATORY NOTE

This amendment (this “Amendment”) to the Annual Report on Form 10-K of Chee Corp. (Chee Corp. (“the Company”, “we”, “us” or “our”) for the fiscal year ended January 31, 2018, originally filed on May 16, 2018 (the “Original Filing”), is being filed to correct the following inadvertent errors: to add the audit report of the former auditor on the page 14 on report of independent registered public accounting firm.

No other changes have been made to the Form 10-K. This Amendment Form 10-K/A continues to speak as of the original filing date of the Form 10-K on May 16, 2018, and does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.

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

Seattle, Washington

May 5, 2018

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Chee Corp.

We have audited the accompanying balance sheet of Chee Corp. as of January 31, 2017 and the related statements of income, stockholders’ equity (deficit), and cash flows for the period ended January 31, 2017.  Chee Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chee Corp. as of January 31, 2017, and the results of its operations and its cash flows the period ended January 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has incurred losses and negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

March 20, 2017

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

1.We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.We did not maintain appropriate cash controls – As of January 31, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.We did not implement appropriate information technology controls – As at January 31, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Our executive officer's and director's and their respective ages are as follows:

Name and Address	Age	Position(s)
Jiang Da Wei Environmental Protection District, Building 15, Unit 3, Room 302, Haiyang City, 265100, China.	35	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer And sole member of the Board of Directors.

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

In the past ten years, Mr. Jiang has not been the subject to any of the following events:

•An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Jiang`s involvement in any type of business, securities or banking activities.

•Any bankruptcy petition filed by or against any business of which Jiang Da Wei was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

•Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

•Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

•Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, there unto duly authorized in China on

December 21, 2018.

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