Form 10-K
period 2019-01-31
Chee Corp.
filed 2019-05-07
CIK 1696898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A

(Amendment No.1)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o       No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,707,250 common shares issued and outstanding as of January 31, 2019.

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

We are a company which is in the business of 3D products. The Company has the registration location with the following address Shandong Province, Haiyang City, Environmental Protection District 15, 265100, China and Chee Corp. has rent an office space that is 42 sq. m. with the following address Guo Fu Center, No. 18 Qin Ling Road, Laoshan District. Qingdao, 266000, China from 15 January, 2017. The lease contract was signed for the term of one year with the option of expansion.

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

MARKETING

Our sole officer and director, Zhang Shufang, will be responsible for marketing of our services. The marketing and advertising will be targeted to small businesses, building company, advertising agencies, home owners and various sectors which have need of 3D products and 3D models. To advertise our business, we plan to contact the marketing companies that will provide services to us to spread our name to the masses. In addition, we will place our own ads on Internet open spaces and create accounts in social networks. We plan to develop a website to market, display and sell our products. Also we will ask our satisfied clients for referrals.

We believe that the best way to market our products is through magazines, banner advertising, Internet advertising on websites, and through our website (www.corpchee.com), and various social networking sites. We believe that we can establish relationships with 3D product distributors in China and in countries all over the world through these mediums of communication.

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

FACILITIES

We are renting property in China: our office space that is 42 square meters. The term of the lease shall be commencing on January 15, 2017 and ending January 15, 2020. The rent cost is $ 3,600 per year, in the case of a monthly payment, the amount for the month is $300. Our registration office located is at Shandong Province, Haiyang City, Environmental Protection District 15, 265100, China and current location is at Guo Fu Center, No. 18 Qin Ling Road, Laoshan District, 266000, China. Our telephone number is (318) 217-4394. This location serves as our primary office for planning and implementing our business operations.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees except our Director Zhang Shufang. Our sole officer and director, Zhang Shufang, currently devotes approximately 20 hours per week to company matters. After receiving funding, Zhang Shufang plans to devote as much time to the operation of the Company as he determines is necessary for him to manage the affairs of the Company. As our business and operations will be increase, we will assess the need for full time management and administrative support personnel.

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

As of January 31, 2019, no shares of our common stock have traded.

Number of Holders

As of January 31, 2019, the 5,707,250 issued and outstanding shares of common stock were held by a total of 33 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended January 31, 2019 and 2018.

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

There were 5,707,250 shares of common stock issued and outstanding as of January 31, 2019.

Purchase of our Equity Securities by Officers and Directors

On December 21, 2016, the Company offered and sold 4,500,000 restricted shares of common stock to our president and director, Jiang Da Wei, for a purchase price of $0.001 per share, for aggregate offering proceeds of $4,500, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone. On January 15, 2019, Jiang Da Wei resigned as the President, Treasurer, Secretary and Director of Chee Corp (the “Company”). Prior to Mr Da Wei’s, resignation, he appointed Ms. Zhang Shufang as the new President and Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Ms. Zhang Shufang was appointed as the new board members of the Company.

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

Results of operations

Results of Operations for the years ended January 31, 2019 and 2018:

Revenue and cost of goods sold

For the year ended January 31, 2019, the Company generated total revenue of $27,080 from selling products to its customer. The cost of goods sold for the year ended January 31, 2019 was $2,714, which represents the cost of raw materials.

For the year ended January 31, 2018, the Company generated total revenue of $22,900 from selling products to its customer. The cost of goods sold for the year ended January 31, 2018 was $2,987, which represents the cost of raw materials.

Operating expenses

Total operating expenses for the year ended January 31, 2019 were $40,754. The operating expenses for the year ended January 31, 2019 included advertising expense of $4,051; bank charges of $1,122; website of $51; depreciation expense of $4,166; legal fees of $2,775;  audit fees of $17,335; professional fees of $7,654;  rent expense of $3,600.

Total operating expenses for the year ended January 31, 2018 were $25,651. The operating expenses for the year ended January 31, 2018 included advertising expense of $2,255; bank charges of $1,800; depreciation expense of $1,116; legal fees of $1,200;  audit fees of $10,523; professional fees of $5,000;  rent expense of $3,600; utilities of $157.

Net Loss

The net loss for the years ended January 31, 2019 and 2018 was $16,388 and $5,738 respectively.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2019, our total assets were $20,676. Total assets were comprised of $5,129 in current assets and $15,547 in fixed assets.

As at January 31, 2019, our current liabilities were $16,050 and Stockholders’ equity was $4,626.

CASH FLOWS FROM OPERATING ACTIVITIES

For the year ended January 31, 2019 net cash flows used in operating activities was negative $4,781.

CASH FLOWS FROM INVESTING ACTIVITIES

For the year ended January 31, 2019 we have used no cash in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended January 31, 2019 we have generated $8,450 of cash flows by financing activities.

We cannot guarantee that we will manage to sell all the shares required. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation.

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The Company’s sole officer and director, Zhang Shufang, has concluded a verbal agreement with the Chee Corp. in order to fund completion of the registration process and to maintain the reporting status with SEC.

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

Years ended January 31, 2019 and 2018

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Chee Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Chee Corp. as of January 31, 2019 and 2018 and the related statements of operations, changes in stockholder’s equity, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

April 29, 2019

F-1

CHEE CORP.

BALANCE SHEET

January 31, 2019 and 2018

(AUDITED)

ASSETS	January 31, 2019	January 31, 2018
Current Assets
Cash and cash equivalents	$3,830	162
Prepaid expenses	300	7,951
Inventory	999	788
Total Current Assets	$5,129	8,901

Fixed Assets
Equipment, net	$15,547	19,713
Total Fixed Assets	$15,547	19,713
Total Assets	$20,676	28,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related Party Loans	$16,050	7,600
Total Current Liabilities	$16,050	7,600

Total Liabilities	$16,050	7,600

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,707,250 and 5,707,250 shares issued and outstanding	5,707	5,707
Additional paid in capital	22,938	22,938
Accumulated income (deficit)	(24,019)	(7,631)
Total Stockholder’s Equity	$4,626	21,014

Total Liabilities and Stockholder’s Equity	$20,676	28,614

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF OPERATIONS

Years ended January 31, 2019 and 2018

(AUDITED)

	Year ended January 31, 2019	Year ended January 31, 2018

REVENUES	$27,080	22,900
Cost of Goods Sold	2,714	2,987
Gross Profit	24,366	19,913

OPERATING EXPENSES
General and Administrative Expenses	40,754	25,651
TOTAL OPERATING EXPENSES	(40,754)	(25,651)

NET INCOME (LOSS) FROM OPERATIONS	(16,388)	(5,738)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(16,388)	(5,738)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,707,250	4,541,723

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

Years ended January 31, 2019 and 2018

 (AUDITED)

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		Equity
Balance, January 31, 2017	4,500,000	4,500	-	(1,893)	2,607
Shares issued	1,207,250	1,207	22,938	-	24,145

Net loss for the period ended January 31, 2018	-	-	-	(5,738)	(5,738)
Balance, January 31, 2018	5,707,250	$5,707	$22,938	$(7,631)	$21,014
Shares issued	-	-	-	-	-

Net loss for the period ended January 31, 2019	-	-	-	(16,388)	(16,388)
Balance, January 31, 2019	5,707,250	$5,707	$22,938	$(24,019)	$4,626

The accompanying notes are an integral part of these statements.

CHEE CORP.

STATEMENT OF CASH FLOWS

Years ended January 31, 2019 and 2018

(AUDITED)

	Year ended January 31, 2019	Year ended January 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$ (16,388)	$ (5,738)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in Prepaid expenses	7,651	(6,451)
Increase in Inventory	(210)	(135)
Depreciation	4,166	1,116
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,781)	(11,208)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(18,722)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(18,722)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	8,450	-
Capital stock	-	24,145
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	8,450	24,145

NET INCREASE/DECREASE IN CASH	3,668	(5,785)

Cash, beginning of period	162	5,947

Cash, end of period	$ 3,830	$ 162

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

January 31, 2019

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,830 of cash as of January 31, 2019.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $300 in prepaid rent as of January 31, 2019.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $999 in raw materials inventory as of January 31, 2019.

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $0 in accounts payable as of January 31, 2019.

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

January 31, 2019

(AUDITED)

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2019 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the year ended January 31, 2019 the Company has generated $27,080 revenue.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2019 were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

January 31, 2019

(AUDITED)

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

Note 4 – LOAN FROM DIRECTOR

For the year ended January 31, 2019, our sole director has loaned to the Company $8,450. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $16,050 as of January 31, 2019.

Note 5 – COMMITMENTS AND CONTINGENCIES

Company has entered into one year rental agreement for a $300 monthly fee, starting on January 15, 2017.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

January 31, 2019

(AUDITED)

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

There were 5,707,250 shares of common stock issued and outstanding as of January 31, 2019.

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 31, 2019 through the April 29, 2019, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2019 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of January 31, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at January 31, 2019, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2019 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Our executive officer's and director's and their respective ages are as follows:

Name and Address	Age	Position(s)
Zhang Shufang Environmental Protection District, Building 15, Unit 3, Room 302, Haiyang City, 265100, China.	27	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer And sole member of the Board of Directors.

On January 15, 2019, Jiang Da Wei resigned as the President, Treasurer, Secretary and Director of Chee Corp (the “Company”). Mr. Da Wei’s resignation as President, Treasurer and Secretary was effective immediately. Prior to Mr Da Wei’s, resignation, he appointed Ms. Zhang Shufang as the new President and Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Ms. Zhang Shufang was appointed as the new board members of the Company. There were no disagreements between

Jiang Da Wei and the Company on any matter relating to the Company’s operations, policies or practices, which resulted in their resignation.

Ms. Zhang Shufang, 27, has held numerous senior administrative positions with various Asian companies. Ms. Zhang Shufang is a graduate of The Open University of China in administration and management.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company's Bylaws provide that the Board of Directors will consist of a minimum of one member. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member Ms. Zhang Shufang, and she does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to Ms. Zhang Shufang that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us with regard to our director's business and personal activities and relationships as they may relate to us and our management.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

We currently have one employee, our sole officer, Ms. Zhang Shufang.

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

Item 11. Executive Compensation

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal 2019 and 2018:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Jiang Da Wei, Zhang Shufang President	2019 and 2018	0	0	0	0	0	0	0	0

Our sole officer and director Ms. Zhang Shufang has not received monetary compensation since our inception to the date of this filing. We currently do not pay any compensation to any officer or any member of our board of directors.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of January 31, 2019 and 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Opinion Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Zhang Shufang, President	0	0	0	0	0	0	0

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Zhang Shufang	4,500,000	78,85%

Item 13. Certain Relationships and Related Transactions

Zhang Shufang is considered to be a promoter, and currently is the only promoter, of Chee Corp., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

On October 26, 2016, we offered and sold 4,500,000 shares of common stock to Jiang Da Wei, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director, at a purchase price of $0.001 per share, for aggregate proceeds of $4,500. On January 15, 2019, Jiang Da Wei resigned as the President, Treasurer, Secretary and Director of Chee Corp (the “Company”). Prior to Mr Da Wei’s, resignation, he appointed Ms. Zhang Shufang as the new President and Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Ms. Zhang Shufang was appointed as the new board members of the Company.

Since October 26, 2016, Director has loaned us $16,050. In general Jiang Da Wei certifies verbal intention to loan to Chee Corp.  the amount of sixty thousand (60,000) USA dollars. The loan does not have any term, carries no interest and is not secured. On January 15, 2019, Jiang Da Wei resigned as the President, Treasurer, Secretary and Director of Chee Corp (the “Company”). Prior to Mr Da Wei’s, resignation, he appointed Ms. Zhang Shufang as the new President and Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Ms. Zhang Shufang was appointed as the new board members of the Company.

Item 14. Principal Accountant Fees and Services

During fiscal year ended January 31, 2019, we incurred approximately $17,335 in fees to our principal independent accountants for professional services rendered in connection with the audit of our January 31, 2018 financial statements and for the reviews of our financial statements for the quarters ended April 30, 2018, July 31, 2018, and October 31, 2018.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on May 7, 2019.

Chee Corp.

By:            /s/     Zhang Shufang

Name:    Zhang Shufang

Title: President, Treasurer, Secretary and Director

(Principal Executive, Financial and Accounting Officer)