Form 10-Q
period 2019-04-30
Chee Corp.
filed 2019-05-22
CIK 1696898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2019

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,707,250 common shares issued and outstanding as of April 30, 2019.

CHEE CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

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

CHEE CORP.

BALANCE SHEET

April 30, 2019

(UNAUDITED)

ASSETS	April 30, 2019	January 31, 2019
Current Assets
Cash and cash equivalents	$331	3,830
Prepaid expenses	-	300
Inventory	661	999
Total Current Assets	$992	5,129

Fixed Assets
Equipment, net	$14,506	15,547
Total Fixed Assets	$14,506	15,547
Total Assets	$15,498	20,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related Party Loans	$16,050	16,050
Accounts Payable	600	-
Total Current Liabilities	$16,650	16,050

Total Liabilities	$16,650	16,050

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,707,250 and 5,707,250 shares issued and outstanding	5,707	5,707
Additional paid in capital	22,938	22,938
Accumulated income (deficit)	(29,797)	(24,019)
Total Stockholder’s Equity	$(1,152)	4,626

Total Liabilities and Stockholder’s Equity	$15,498	20,676

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF OPERATIONS

Three months ended April 30, 2019 and 2018

(UNAUDITED)

	Three months ended April 30, 2019	Three months ended April 30, 2018

REVENUES	$3,400	7,400
Cost of Goods Sold	338	487
Gross Profit	3,062	6,913

OPERATING EXPENSES
General and Administrative Expenses	8,840	9,574
TOTAL OPERATING EXPENSES	(8,840)	(9,574)

NET LOSS FROM OPERATIONS	(5,778)	(2,661)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(5,778)	(2,661)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,707,250	5,707,250

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

April 30, 2019

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		Equity/Deficit
Balance, January 31, 2019	5,707,250	$5,707	$22,938	$(24,019)	$4,626
Shares issued	-	-	-	-	-

Net loss for the three months ended April 30, 2019	-	-	-	(5,778)	(5,778)
Balance, April 30, 2019	5,707,250	$5,707	$22,938	$(29,797)	$(1,152)

CHEE CORP.

STATEMENT OF CASH FLOWS

Three months ended April 30, 2019 and 2018

(UNAUDITED)

	Three months ended April 30, 2019	Three months ended April 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (5,778)	$ (2,661)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Decrease/Increase in Prepaid expenses	300	2,150
Decrease in Inventory	338	487
Depreciation	1,041	1,041
Increase in Accounts Payable	600	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,499)	1,017

NET INCREASE/DECREASE IN CASH	(3,499)	1,017

Cash, beginning of period	3,830	162

Cash, end of period	$ 331	$ 1,179

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

April 30, 2019

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

The results for the three months ended April 30, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended January 31, 2019, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2019 and for the related periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $331 of cash as of April 30, 2019.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $0 in prepaid expenses as of April 30, 2019.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $661 in raw materials inventory as of April 30, 2019.

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $600 in accounts payable as of April 30, 2019.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

April 30, 2019

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2019  there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the three months ended April 30, 2019 the Company has generated $3,400 revenue.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of April 30, 2019 were no differences between our comprehensive loss and net loss.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

April 30, 2019

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

Note 4 – LOAN FROM DIRECTOR

For the three months ended April 30, 2019, our sole director has loaned to the Company $0. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $16,050 as of April 30, 2019.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

April 30, 2019

(UNAUDITED)

Note 5 – COMMITMENTS AND CONTINGENCIES

Company has entered into one year rental agreement for a $300 monthly fee, starting on January 15, 2017 with the right of further prolongation.

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

There were 5,707,250 shares of common stock issued and outstanding as of April 30, 2019.

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2019 through the May 21, 2019, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

OUR PRODUCTS

Brief History of Our Products

3D printing is a tremendously exciting new technology that is changing the face of modern manufacturing. The transformative impact of this technology on the way we produce things is only likely to increase as it continues developing. The 3D printing has become considerably more visible in recent years, as 3D printing companies pop up in more communities, and 3D printed products become more popular. While it may seem like the 3D printing has only recently exploded onto the scene, the technology has actually been around for three decades. After the first 3D printing patent was awarded to Hideo Kodama in Japan, Kodama had invented a device which used a UV light to harden photo reactive polymers. The idea was that the technology would be useful for creating models and prototypes. Since then, additive manufacturing technologies have been used for rapid prototyping, where it has significantly improved the speed of the product development process.

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

Revenue and cost of goods sold

For the three months ended April 30, 2019, the Company generated total revenue of $3,400 from selling products to its customer. The cost of goods sold for the three months ended April 30, 2019 was $338, which represents the cost of raw materials.

For the three months ended April 30, 2018, the Company generated total revenue of $7,400 from selling products to its customer. The cost of goods sold for the three months ended April 30, 2018 was $487, which represents the cost of raw materials.

Operating expenses

Total operating expenses for the three months ended April 30, 2019 were $8,840. Total operating expenses for the three months ended April 30, 2018 were $9,574. The operating expenses for the three months ended April 30, 2019 included bank charges of $199; depreciation expense of $1,041; audit fees of $6,250; professional fees of $450;  rent expense of $900.

Net Loss

The net loss for the three months ended April 30, 2019 and 2018 was $5,778 and $2,661 respectively.

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2019, our total assets were $15,498. Total assets were comprised of $992 in current assets and $14,506 in fixed assets.

As at April 30, 2019, our current liabilities were $16,650 and Stockholders’ deficit was $1,152.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended April 30, 2019 net cash flows used in operating activities was negative $3,499.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended April 30, 2019 we have generated $0 of cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended April 30, 2019 net cash flows used in financing activities was $0.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in China on May 22, 2019.

Chee Corp.

By:            /s/     Zhang Shufang

Name:    Zhang Shufang

Title: President, Treasurer, Secretary and Director

(Principal Executive, Financial and Accounting Officer)