Form 10-Q
period 2019-10-31
Chee Corp.
filed 2019-12-09
CIK 1696898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2019

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,707,250 common shares issued and outstanding as of October 31, 2019.

CHEE CORP.

QUARTERLY REPORT ON FORM 10-Q

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

CHEE CORP.

BALANCE SHEET

October 31, 2019

(UNAUDITED)

ASSETS	October 31, 2019	January 31, 2019
Current Assets
Cash and cash equivalents	$3,109	3,830
Prepaid expenses	-	300
Inventory	444	999
Total Current Assets	$3,553	5,129

Fixed Assets
Equipment, net	$12,423	15,547
Total Fixed Assets	$12,423	15,547
Total Assets	$15,976	20,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related Party Loans	$29,750	16,050
Accounts Payable	2,400	-
Total Current Liabilities	$32,150	16,050

Total Liabilities	$32,150	16,050

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,707,250 and 5,707,250 shares issued and outstanding	5,707	5,707
Additional paid in capital	22,938	22,938
Accumulated income (deficit)	(44,819)	(24,019)
Total Stockholder’s Equity	$(16,174)	4,626

Total Liabilities and Stockholder’s Equity	$15,976	20,676

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF OPERATIONS

Three and nine months ended October 31, 2019 and 2018

(UNAUDITED)

	Three months ended October 31, 2019	Three months ended October 31, 2018	Nine months ended October 31, 2019	Nine months ended October 31, 2018

REVENUES	$3,600	1,000	7,000	18,380
Cost of Goods Sold	216	81	554	2,096
Gross Profit	3,384	919	6,446	16,284

OPERATING EXPENSES
General and Administrative Expenses	12,747	7,530	27,246	28,420
TOTAL OPERATING EXPENSES	(12,747)	(7,530)	(27,2465)	(28,420)

NET LOSS FROM OPERATIONS	(9,363)	(6,611)	(20,800)	(12,136)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(9,636)	(6,611)	(20,800)	(12,136)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,707,250	5,707,250	5,707,250	5,707,250

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

Three and nine months ended October 31, 2019 and 2018

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		Equity/Deficit
Balance, January 31, 2018	5,707,250	$5,707	$22,938	$(7,631)	$21,014
Shares issued	-	-	-	-	-

Net loss for the nine months ended October 31, 2018	-	-	-	(12,136)	(12,136)
Balance, October 31, 2018	5,707,250	$5,707	$22,938	$(19,767)	$8,878

Balance, July 31, 2018	5,707,250	$5,707	$22,938	$(13,156)	$15,489
Shares issued	-	-	-	-	-

Net loss for the three months ended October 31, 2018	-	-	-	(6,611)	(6,611)
Balance, October 31, 2018	5,707,250	$5,707	$22,938	$(19,767)	$8,878

Balance, January 31, 2019	5,707,250	$5,707	$22,938	$(24,019)	$4,626
Shares issued	-	-	-	-	-

Net loss for the nine months ended October 31, 2019	-	-	-	(20,800)	(20,800)
Balance, October 31, 2019	5,707,250	$5,707	$22,938	$(44,819)	$(16,174)

Balance, July 31, 2019	5,707,250	$5,707	$22,938	$(35,183)	$(6,538)
Shares issued	-	-	-	-	-

Net loss for the three months ended October 31, 2019	-	-	-	(9,636)	(9,636)
Balance, October 31, 2019	5,707,250	$5,707	$22,938	$(44,819)	$(16,174)

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF CASH FLOWS

Nine months ended October 31, 2019 and 2018

(UNAUDITED)

	Nine months ended October 31, 2019	Nine months ended October 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (20,800)	$ (12,136)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Decrease in Prepaid expenses	300	6,751
Decrease in Inventory	555	96
Depreciation	3,124	3,124
Increase in Accounts Payable	2,400	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(14,421)	(2,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loan	13,700	3,300
CASH FLOWS USED IN FINANCING ACTIVITIES	13,700	3,300

NET INCREASE/DECREASE IN CASH	(721)	1,135

Cash, beginning of period	3,830	162

Cash, end of period	$ 3,109	$ 1,297

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

October 31, 2019

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

The results for the nine months ended October 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended January 31, 2019, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2019 and for the related periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,109 of cash as of October 31, 2019.

Prepaid Expenses

Prepaid Expenses are recorded at fair market value. The Company had $0 in prepaid expenses as of October 31, 2019.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $444 in raw materials inventory as of October 31, 2019.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

October 31, 2019

(UNAUDITED)

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $2,400 in accounts payable as of October 31, 2019.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2019 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the nine months ended October 31, 2019 the Company has generated $7,000 revenue.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

October 31, 2019

(UNAUDITED)

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of October 31, 2019 were no differences between our comprehensive loss and net loss.

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

Note 4 – LOAN FROM DIRECTOR

For the nine months ended October 31, 2019, our sole director has loaned to the Company $13,700. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $29,750 as of October 31, 2019.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

October 31, 2019

(UNAUDITED)

Note 5 – FIXED ASSETS

	Useful Lives (Years)	October 31, 2019
Equipment	5	$20,829
Less accumulated depreciation		(8,406)
Net property and equipment		$12,423

Depreciation expense for the nine months ended October 31, 2019 was $3,124.

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

There were 5,707,250 shares of common stock issued and outstanding as of October 31, 2019.

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2019 through the December 5, 2019, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Revenue and cost of goods sold

For the three months ended October 31, 2019, the Company generated total revenue of $3,600 from selling products to its customer. The cost of goods sold for the three months ended October 31, 2019 was $216, which represents the cost of raw materials.

For the three months ended October 31, 2018, the Company generated total revenue of $1,000 from selling products to its customer. The cost of goods sold for the three months ended October 31, 2018 was $81, which represents the cost of raw materials.

For the nine months ended October 31, 2019, the Company generated total revenue of $7,000 from selling products to its customer. The cost of goods sold for the nine months ended October 31, 2019 was $554, which represents the cost of raw materials.

For the nine months ended October 31, 2018, the Company generated total revenue of $18,380 from selling products to its customer. The cost of goods sold for the nine months ended October 31, 2019 was $2,096, which represents the cost of raw materials.

Operating expenses

Total operating expenses for the three months ended October 31, 2019 were $12,747. Total operating expenses for the three months ended October 31, 2018 were $7,530. The operating expenses for the three months ended October 31, 2019 included bank charges of $156; depreciation expense of $1,041; audit fees of $3,450; professional fees of $7,200; rent expense of $900.

Total operating expenses for the nine months ended October 31, 2019 were $27,246. Total operating expenses for the nine months ended October 31, 2018 were $28,420. The operating expenses for the nine months ended October 31, 2019 included bank charges of $481; depreciation expense of $3,124; audit fees of $13,150; professional fees of $7,790; rent expense of $2,700.

Net Loss

The net loss for the three months ended October 31, 2019 and 2018 was $9,636 and $6,611 respectively.

The net loss for the nine months ended October 31, 2019 and 2018 was $20,800 and $12,136 respectively.

LIQUIDITY AND CAPITAL RESOURCES

As at October 31, 2019, our total assets were $15,976. Total assets were comprised of $3,553 in current assets and $12,423 in fixed assets.

As at October 31, 2019, our current liabilities were $32,150 and Stockholders’ deficit was $16,174.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended October 31, 2019 net cash flows used in operating activities was negative $14,421.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended October 31, 2019 we have generated $0 of cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended October 31, 2019 net cash flows used in financing activities was $13,700.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in China on December 9, 2019.

Chee Corp.

By:            /s/     Zhang Shufang

Name:    Zhang Shufang

Title: President, Treasurer, Secretary and Director

(Principal Executive, Financial and Accounting Officer)