Form 10-K
period 2020-01-31
Chee Corp.
filed 2020-04-23
CIK 1696898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o       No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,707,250 common shares issued and outstanding as of January 31, 2020.

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

From inception until the date of this filing we have had limited operating activities, primarily consisting of the incorporation of our company, the initial equity funding by our sole officer and director, renting our office space in China and entering into supply agreement and entering into sales agreements Gaoxie Trading Co., Ltd., Danafixe Inc., Sunagin Fiu Wunsha Ltd. We received our initial funding of $4,500 from our sole officer and director who purchased 4,500,000 shares of common stock at $0,001 per share.

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

FACILITIES

We are renting property in China: our office space that is 42 square meters. The term of the lease shall be commencing on January 15, 2017 and ending January 15, 2020, with prolongation till January 15, 2021. The rent cost is $3,600 per year, in the case of a monthly payment, the amount for the month is $300. Our registration office located is at Shandong Province, Haiyang City, Environmental Protection District 15, 265100, China and current location is at Guo Fu Center, No. 18 Qin Ling Road, Laoshan District, 266000, China. Our telephone number is (318) 217-4394. This location serves as our primary office for planning and implementing our business operations.

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

As of January 31, 2020, no shares of our common stock have traded.

Number of Holders

As of January 31, 2020, the 5,707,250 issued and outstanding shares of common stock were held by a total of 33 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended January 31, 2020 and 2019.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.001 par value shares of common stock authorized. On December 21, 2016 the Company issued 4,500,000 shares of common stock to a director for cash proceeds of $4,500 at $0.001 per share.

There were 5,707,250 shares of common stock issued and outstanding as of January 31, 2020.

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

Results of operations

Results of Operations for the years ended January 31, 2020 and 2019:

Revenue and cost of goods sold

For the year ended January 31, 2020, the Company generated total revenue of $9,800 from selling products to its customer. The cost of goods sold for the year ended January 31, 2020 was $879, which represents the cost of raw materials.

For the year ended January 31, 2019, the Company generated total revenue of $27,080 from selling products to its customer. The cost of goods sold for the year ended January 31, 2019 was $2,714, which represents the cost of raw materials.

Operating expenses

Total operating expenses for the year ended January 31, 2020 were $35,386. The operating expenses for the year ended January 31, 2020 included loss on asset sale of $567; bank charges of $682; depreciation expense of $4,166; audit fees of $16,600; professional fees of $8,090;  rent expense of $3,600; retired property of $1,681.

Total operating expenses for the year ended January 31, 2019 were $40,754. The operating expenses for the year ended January 31, 2019 included advertising expense of $4,051; bank charges of $1,122; website of $51; depreciation expense of $4,166; legal fees of $2,775;  audit fees of $17,335; professional fees of $7,654;  rent expense of $3,600.

Net Loss

The net loss for the years ended January 31, 2020 and 2019 was $26,465 and $16,388 respectively.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2020, our total assets were $11,211. Total assets were comprised of $10,378 in current assets and $833 in fixed assets.

As at January 31, 2020, our current liabilities were $33,050 and Stockholders’ deficit was $21,839.

CASH FLOWS FROM OPERATING ACTIVITIES

For the year ended January 31, 2020 net cash flows used in operating activities was negative $27,972.

CASH FLOWS FROM INVESTING ACTIVITIES

For the year ended January 31, 2020 we have used $10,548 in investing activities due to equipment sale.

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended January 31, 2020 we have generated $13,700 of cash flows by financing activities.

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

CHEE CORP.

FINANCIAL STATEMENTS

Years ended January 31, 2020 and 2019

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Stockholders’

Chee Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Chee Corp. as of January 31, 2020 and 2019 and the related statements of operations, changes in stockholder’s equity, cash flows, and the related notes (collectively referred to as “financial statements”) for the fiscal years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

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

Seattle, Washington

April 21, 2020

CHEE CORP.

BALANCE SHEET

January 31, 2020 and 2019

(AUDITED)

ASSETS	January 31, 2020	January 31, 2019
Current Assets
Cash and cash equivalents	$106	3,830
Prepaid expenses	-	300
Accounts Receivable	8,300	-
Inventory	1,972	999
Total Current Assets	$10,378	5,129

Fixed Assets
Equipment, net	$833	15,547
Total Fixed Assets	$833	15,547
Total Assets	$11,211	20,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$3,300	-
Related Party Loans	29,750	16,050
Total Current Liabilities	$33,050	16,050

Total Liabilities	$33,050	16,050

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,707,250 and 5,707,250 shares issued and outstanding	5,707	5,707
Additional paid in capital	22,938	22,938
Accumulated income (deficit)	(50,484)	(24,019)
Total Stockholder’s Equity	$(21,839)	4,626

Total Liabilities and Stockholder’s Equity	$11,211	20,676

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF OPERATIONS

Years ended January 31, 2020 and 2019

(AUDITED)

	Year ended January 31, 2020	Year ended January 31, 2019

REVENUES	$9,800	27,080
Cost of Goods Sold	879	2,714
Gross Profit	8,921	24,366

OPERATING EXPENSES
General and Administrative Expenses	35,386	40,754
TOTAL OPERATING EXPENSES	(35,386)	(40,754)

NET INCOME (LOSS) FROM OPERATIONS	(26,465)	(16,388)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(26,465)	(16,388)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,707,250	5,707,250

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

Year ended January 31, 2020

(AUDITED)

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		Equity
Balance, January 31, 2018	5,707,250	$5,707	$22,938	$(7,631)	$21,014
Shares issued	-	-	-	-	-

Net loss for the period ended January 31, 2019	-	-	-	(16,388)	(16,388)
Balance, January 31, 2019	5,707,250	$5,707	$22,938	$(24,019)	$4,626
Shares issued	-	-	-	-	-

Net loss for the period ended January 31, 2020	-	-	-	(26,465)	(26,465)
Balance, January 31, 2020	5,707,250	$5,707	$22,938	$(50,484)	$(21,839)

The accompanying notes are an integral part of these statements.

CHEE CORP.

STATEMENT OF CASH FLOWS

Years ended January 31, 2020 and 2019

(AUDITED)

	Year ended January 31, 2020	Year ended January 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$ (26,465)	$ (16,388)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in Accounts Receivable	(8,300)	-
Decrease in Prepaid expenses	300	7,651
Increase in Inventory	(974)	(210)
Increase in Accounts Payable	3,300	-
Depreciation	4,166	4,166
CASH FLOWS USED IN OPERATING ACTIVITIES	(27,972)	(4,781)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of equipment	10,548	-
CASH FLOWS USED IN INVESTING ACTIVITIES	10,548	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	13,700	8,450
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	13,700	8,450

NET INCREASE/DECREASE IN CASH	(3,724)	3,668

Cash, beginning of period	3,830	162

Cash, end of period	$ 106	$ 3,830

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

January 31, 2020

(AUDITED)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Chee Corp.  (“the Company”, “we”, “us” or “our”) was incorporated on October 26, 2016 under the laws of the State of Nevada United States of America. Chee Corp. is involved in 3D printing industry that located in China, and offers the 3D modeling and print of different types of items and accessories. Our production starts with simple things as design figure, badges, table plates, magnets, and cups ets. Chee Corp. will work in two directions, first-with individual orders and second- will make the projects with other companies and businesses that require 3D service. Company’s address is Guo Fu Center, No. 18 Qin Ling Road, Laoshan District., Qingdao, 266000, China.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $106 of cash as of January 31, 2020.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $1,972 in raw materials inventory as of January 31, 2020.

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $3,300 in accounts payable as of January 31, 2020.

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

CHEE CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

January 31, 2020

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2020 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the year ended January 31, 2020 the Company has generated $9,800 revenue.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of January 31, 2020 were no differences between our comprehensive loss and net loss.

CHEE CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

January 31, 2020

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

Note 4 – LOAN FROM DIRECTOR

For the year ended January 31, 2020, our sole director has loaned to the Company $13,700. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $29,750 as of January 31, 2020.

CHEE CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

January 31, 2020

(AUDITED)

Note 5 – FIXED ASSETS

	Useful Lives (Years)	January 31, 2020
Equipment	5	$20,829
Less accumulated depreciation		(9,448)
Less retired property		(1,681)
Less equipment sale		(8,867)
Net property and equipment		$833

Depreciation expense for the year ended January 31, 2020 was $4,166.

Note 6 – COMMITMENTS AND CONTINGENCIES

Company has entered into a rental agreement for a $300 monthly fee, starting on January 15, 2017 with the right of further prolongation.

Note 7 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. On December 21, 2016 the Company issued 4,500,000 shares of common stock to a director for cash proceeds of $4,500 at $0.001 per share.

There were 5,707,250 shares of common stock issued and outstanding as of January 31, 2020.

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 31, 2020 through the April 21, 2020, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2020 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.We did not maintain appropriate cash controls – As of January 31, 2020, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.We did not implement appropriate information technology controls – As at January 31, 2020, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2020 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Our executive officer's and director's and their respective ages are as follows:

Name and Address	Age	Position(s)
Zhang Shufang Environmental Protection District, Building 15, Unit 3, Room 302, Haiyang City, 265100, China.	28	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer And sole member of the Board of Directors.

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

Ms. Zhang Shufang, has held numerous senior administrative positions with various Asian companies. Ms. Zhang Shufang is a graduate of The Open University of China in administration and management.

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

Item 11. Executive Compensation

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal 2020 and 2019:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Zhang Shufang President	2020 and 2019	0	0	0	0	0	0	0	0

Our sole officer and director Ms. Zhang Shufang has not received monetary compensation since our inception to the date of this filing. We currently do not pay any compensation to any officer or any member of our board of directors.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of January 31, 2020 and 2019:

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

Item 14. Principal Accountant Fees and Services

During fiscal year ended January 31, 2020, we incurred approximately $16,600 in fees to our principal independent accountants for professional services rendered in connection with the audit of our January 31, 2019 financial statements and for the reviews of our financial statements for the quarters ended April 30, 2019, July 31, 2019, and October 31, 2019.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on April 23, 2020.

Chee Corp.

By:            /s/     Zhang Shufang

Name:    Zhang Shufang

Title: President, Treasurer, Secretary and Director

(Principal Executive, Financial and Accounting Officer)