Form 10-Q
period 2020-04-30
Chee Corp.
filed 2020-06-17
CIK 1696898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2020

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,707,250 common shares issued and outstanding as of April 30, 2020.

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

CHEE CORP.

BALANCE SHEET

April 30, 2020

(UNAUDITED)

ASSETS	April 30, 2020	January 31, 2020
Current Assets
Cash and cash equivalents	$174	106
Accounts Receivable	1,345	8,300
Inventory	-	1,972
Total Current Assets	$1,519	10,378

Fixed Assets
Equipment, net	$-	833
Total Fixed Assets	$-	833
Total Assets	$1,519	11,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related Party Loans	$29,750	29,750
Accounts Payable	800	3,300
Total Current Liabilities	$30,550	33,050

Total Liabilities	$30,550	33,050

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,707,250 and 5,707,250 shares issued and outstanding	5,707	5,707
Additional paid in capital	22,938	22,938
Accumulated income (deficit)	(57,676)	(50,484)
Total Stockholder’s Equity	$(29,031)	(21,839)

Total Liabilities and Stockholder’s Equity	$1,519	11,211

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF OPERATIONS

Three months ended April 30, 2020 and 2019

(UNAUDITED)

	Three months ended April 30, 2020	Three months ended April 30, 2019

REVENUES	$-	3,400
Cost of Goods Sold	-	338
Gross Profit	-	3,062

OPERATING EXPENSES
General and Administrative Expenses	7,192	8,840
TOTAL OPERATING EXPENSES	(7,192)	(8,840)

NET LOSS FROM OPERATIONS	(7,192)	(5,778)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(7,192)	(5,778)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,707,250	5,707,250

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

Three months ended April 30, 2020 and 2019

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		Equity/Deficit
Balance, January 31, 2019	5,707,250	$5,707	$22,938	$(24,019)	$4,626
Shares issued	-	-	-	-	-

Net loss for the three months ended April 30, 2019	-	-	-	(5,778)	(5,778)
Balance, April 30, 2019	5,707,250	$5,707	$22,938	$(29,797)	$(1,152)

Balance, January 31, 2020	5,707,250	$5,707	$22,938	$(50,484)	$(21,839)
Shares issued	-	-	-	-	-

Net loss for the three months ended April 30, 2020	-	-	-	(7,192)	(7,192)
Balance, April 30, 2020	5,707,250	$5,707	$22,938	$(57,676)	$(29,031)

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF CASH FLOWS

Three months ended April 30, 2020 and 2019

(UNAUDITED)

	Three months ended April 30, 2020	Three months ended April 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (7,192)	$ (5,778)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Decrease in Prepaid Expenses	-	300
Decrease in Accounts Receivable	6,955	-
Decrease in Inventory	1,972	338
Depreciation	(1,167)	1,041
Decrease/Increase in Accounts Payable	(2,500)	600
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,932)	(3,499)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of Equipment	2,000	-
CASH FLOWS USED IN INVESTING ACTIVITIES	2,000	-

NET INCREASE/DECREASE IN CASH	68	(3,499)

Cash, beginning of period	106	3,830

Cash, end of period	$ 174	$ 331

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

April 30, 2020

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

The results for the three months ended April 30, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended January 31, 2020, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2020 and for the related periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $174 of cash as of April 30, 2020.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. The Company had $0 in raw materials inventory as of April 30, 2020.

Accounts Receivable

Accounts receivable represents money due to a company in the short-term. Accounts receivables are created when a company lets a buyer purchase their goods on credit. The Company had $1,345 in accounts payable as of April 30, 2020.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

April 30, 2020

(UNAUDITED)

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $800 in accounts payable as of April 30, 2020.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2020 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the three months ended April 30, 2020 the Company has generated $0 revenue.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

April 30, 2020

(UNAUDITED)

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of April 30, 2020 were no differences between our comprehensive loss and net loss.

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

Note 4 – LOAN FROM DIRECTOR

For the three months ended April 30, 2020, our sole director has loaned to the Company $0. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $29,750 as of April 30, 2020.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

April 30, 2020

(UNAUDITED)

Note 5 – COMMITMENTS AND CONTINGENCIES

Company has entered into one year rental agreement for a $300 monthly fee, starting on January 15, 2017 with the right of further prolongation. Since February 1, 2020 rental agreement was terminated.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. On December 21, 2016 the Company issued 4,500,000 shares of common stock to a director for cash proceeds of $4,500 at $0.001 per share.

There were 5,707,250 shares of common stock issued and outstanding as of April 30, 2020.

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to April 30, 2020 through the June 15, 2020, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We are a company which is in the business of 3D products. The Company has the registration location with the following address Shandong Province, Haiyang City, Environmental Protection District 15, 265100, China and Chee Corp. rent an office space that is 42 sq. m. with the following address Guo Fu Center, No. 18 Qin Ling Road, Laoshan District. Qingdao, 266000, China from 15 January, 2017. The lease contract was signed for the term of one year with the option of expansion. Since February 1, 2020 rental agreement was terminated.

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

EQUIPMENT

We believe that the 3D printer business will be successful in the market, as the 3D-printer can print products for different spheres of consumers. We used to have two 3D printed machines Ultimaker two plus, one smoothing station, one computer, but as of the day of this filing all the equipment was sold.

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

The most obvious cons of the printer are:

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

There are 3(three) kinds of materials that we are going to use:

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

FACILITIES

We used to rent an office space that is 42 square meters at Guo Fu Center, No. 18 Qin Ling Road, Laoshan District, 266000, China. Since February 1, 2020 rental agreement was terminated. As of the date of this filing we have our registration office that serves as our current location at Shandong Province, Haiyang City, Environmental Protection District 15, 265100, China. Our telephone number is (318) 217-4394.

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

Revenue and cost of goods sold

For the three months ended April 30, 2020, the Company generated total revenue of $0 from selling products to its customer. The cost of goods sold for the three months ended April 30, 2020 was $0, which represents the cost of raw materials.

For the three months ended April 30, 2019, the Company generated total revenue of $3,400 from selling products to its customer. The cost of goods sold for the three months ended April 30, 2019 was $338, which represents the cost of raw materials.

Operating expenses

Total operating expenses for the three months ended April 30, 2020 were $7,192. Total operating expenses for the three months ended April 30, 2019 were $8,840. The operating expenses for the three months ended April 30, 2020 included bank charges of $187; loss on asset sale of $505; audit fees of $5,500; professional fees of $1000.

Net Loss

The net loss for the three months ended April 30, 2020 and 2019 was $7,192 and $5,778 respectively.

LIQUIDITY AND CAPITAL RESOURCES

As at April 30, 2020, our total assets were $1,519. Total assets were comprised of $1,519 in current assets.

As at April 30, 2019, our current liabilities were $30,550 and Stockholders’ deficit was $29,031.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended April 30, 2020 net cash flows used in operating activities was negative $1,932.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended April 30, 2020 we have sold an equipment for $2,000.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended April 30, 2020 net cash flows used in financing activities was $0.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in China on

 June 17, 2020.

Chee Corp.

By:            /s/     Zhang Shufang

Name:    Zhang Shufang

Title: President, Treasurer, Secretary and Director

(Principal Executive, Financial and Accounting Officer)