Form 10-K/A
period 2019-01-31
Chee Corp.
filed 2020-06-30
CIK 1696898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A

(Amendment #1)

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

EXPLANATORY NOTE

Chee Corp. (the “Company") is filing this Amendment #1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended January 31, 2019, originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on May 7, 2019 (the “Original 10-K”). This Amendment is being filed to update the information required by Part III (Item 12) of Form 10-K and to change the name of the beneficial owner of common stock.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment #1 should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

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

PART IV

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
23.1	Consent of Independent Registered Public Accounting Firm

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on June 30, 20 20 .

Chee Corp.

By:            /s/     Zhang Shufang

Name:    Zhang Shufang

Title: President, Treasurer, Secretary and Director

(Principal Executive, Financial and Accounting Officer)