Form 10-K/A
period 2020-01-31
Chee Corp.
filed 2020-06-30
CIK 1696898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K /A

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

EXPLANATORY NOTE

Chee Corp. (the “Company") is filing this Amendment #1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended January 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on April 23, 2020 (the “Original 10-K”). This Amendment is being filed to update the information required by Part III (Item 12) of Form 10-K and to change the name of the beneficial owner of common stock.

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

2.

We did not maintain appropriate cash controls – As of January 31, 2020, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

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

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 .
23.1	Consent of Independent Registered Public Accounting Firm

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized in China on June 30 , 2020.

Chee Corp.

By:            /s/     Zhang Shufang

Name:    Zhang Shufang

Title: President, Treasurer, Secretary and Director

(Principal Executive, Financial and Accounting Officer)