Form 10-Q
period 2020-07-31
Chee Corp.
filed 2020-08-27
CIK 1696898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2020

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,707,250 common shares issued and outstanding as of July 31, 2020.

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

CHEE CORP.

BALANCE SHEET

July 31, 2020

(UNAUDITED)

ASSETS	July 31, 2020	January 31, 2020
Current Assets
Cash and cash equivalents	$261	106
Accounts Receivable	-	8,300
Inventory	-	1,972
Total Current Assets	$261	10,378

Fixed Assets
Equipment, net	$-	833
Total Fixed Assets	$-	833
Total Assets	$261	11,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Related Party Loans	$-	29,750
Accounts Payable	(3)	3,300
Total Current Liabilities	$(3)	33,050

Total Liabilities	$(3)	33,050

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,707,250 and 5,707,250 shares issued and outstanding	5,707	5,707
Additional paid in capital	56,691	22,938
Accumulated income (deficit)	(62,134)	(50,484)
Total Stockholder’s Equity	$264	(21,839)

Total Liabilities and Stockholder’s Equity	$261	11,211

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF OPERATIONS

Three and six months ended July 31, 2020 and 2019

(UNAUDITED)

	Three months ended July 31, 2020	Three months ended July 31, 2019	Six months ended July 31, 2020	Six months ended July 31, 2019

REVENUES	$-	-	-	3,400
Cost of Goods Sold	-	-	-	338
Gross Profit	-	-	-	3,062

OPERATING EXPENSES
General and Administrative Expenses	4,458	5,657	11,650	14,498
TOTAL OPERATING EXPENSES	(4,458)	(5,657)	(11,650)	(14,498)

NET LOSS FROM OPERATIONS	(4,458)	(5,657)	(11,650)	(11,436)

NET INCOME/LOSS	$(4,458)	(5,657)	(11,650)	(11,436)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,707,250	5,707,250	5,707,250	5,707,250

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

Six months ended July 31, 2020 and 2019

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		Equity/Deficit
Balance, April 30, 2019	5,707,250	5,707	22,938	(29,798)	(1,153)
Shares issued	-	-	-	-	-

Net loss for the three months ended July 31, 2019	-	-	-	(5,657)	(5,657)
Balance, July 31, 2019	5,707,250	$5,707	$22,938	$(35,455)	$(6,810)

Balance, April 30, 2020	5,707,250	5,707	22,938	(57,676)	(29,031)
Shares issued	-	-	33,753	-	33,753

Net loss for the three months ended July 31, 2020	-	-	-	(4,458)	(4,458)
Balance, July 31, 2020	5,707,250	$5,707	$56,691	$(62,134)	$264

Balance, January 31, 2019	5,707,250	$5,707	$22,938	$(24,019)	$4,626
Shares issued	-	-	-	-	-

Net loss for the six months ended July 31, 2019	-	-	-	(11,436)	(11,436)
Balance, July 31, 2019	5,707,250	$5,707	$22,938	$(35,455)	$(6,810)

Balance, January 31, 2020	5,707,250	$5,707	$22,938	$(50,484)	$(21,839)
Shares issued	-	-	33,753	-	33,753

Net loss for the six months ended July 31, 2020	-	-	-	(11,650)	(11,650)
Balance, July 31, 2020	5,707,250	$5,707	$56,691	$(62,134)	$264

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

STATEMENT OF CASH FLOWS

Six months ended July 31, 2020 and 2019

(UNAUDITED)

	Six months ended July 31, 2020	Six months ended July 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (11,650)	$ (11,436)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Decrease in Prepaid Expenses	-	300
Decrease in Accounts Receivable	8,300	-
Decrease in Inventory	1,972	338
Depreciation	(1,167)	2,083
Decrease/Increase in Accounts Payable	(3,303)	1,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,848)	(7,215)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of Equipment	2,000	-
CASH FLOWS USED IN INVESTING ACTIVITIES	2,000	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loan	(29,750)	3,500
APIC	33,753	-
CASH FLOWS USED IN FINANCING ACTIVITIES	4,003	3,500

NET INCREASE/DECREASE IN CASH	155	(3,715)

Cash, beginning of period	106	3,830

Cash, end of period	$ 261	$ 115

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes, which are an integral part of these financial statements

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

July 31, 2020

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

The results for the six months ended July 31, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended January 31, 2020, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2020 and for the related periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $261 of cash as of July 31, 2020.

Accounts Receivable

Accounts receivable represents money due to a company in the short-term. Accounts receivables are created when a company lets a buyer purchase their goods on credit. The Company had $0 in accounts payable as of July 31, 2020.

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had deposit of $3 in accounts payable as of July 31, 2020.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

July 31, 2020

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2020 there were no potentially dilutive debt or equity instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. For the six months ended July 31, 2020 the Company has generated $0 revenue.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of July 31, 2020 were no differences between our comprehensive loss and net loss.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

July 31, 2020

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

Note 4 – LOAN FROM DIRECTOR

For the six months ended July 31, 2020, our director has loaned to the Company $4,003. This loan is unsecured, non-interest bearing and due on demand. This loan was forgiven as contribution to APIC. The balance due to the director was $0 as of July 31, 2020.

CHEE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

July 31, 2020

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

There were 5,707,250 shares of common stock issued and outstanding as of July 31, 2020.

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to July 31, 2020 through the August 27, 2020, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

IN GENERAL

We were incorporated on 26 of October 2016 in the State of Nevada. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we used to rent our office space in China.

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

Revenue and cost of goods sold

For the three months ended July 31, 2020, the Company generated total revenue of $0 from selling products to its customer. The cost of goods sold for the three months ended July 31, 2020 was $0, which represents the cost of raw materials.

For the three months ended July 31, 2019, the Company generated total revenue of $0 from selling products to its customer.

For the six months ended July 31, 2020, the Company generated total revenue of $0 from selling products to its customer. The cost of goods sold for the six months ended July 31, 2020 was $0, which represents the cost of raw materials.

For the six months ended July 31, 2019, the Company generated total revenue of $3,400 from selling products to its customer. The cost of goods sold for the six months ended July 31, 2019 was $338, which represents the cost of raw materials.

Operating expenses

Total operating expenses for the three months ended July 31, 2020 were $4,458. The operating expenses for the three months ended July 31, 2020 included bank charges of $158; audit fees of $3,250; rent expense of $1,050.

Total operating expenses for the three months ended July 31, 2019 were $5,657. Total operating expenses for the three months ended July 31, 2018 were $11,315. The operating expenses for the three months ended July 31, 2019 included bank charges of $126; depreciation expense of $1,041; audit fees of $3,450; professional fees of $140; rent expense of $900.

Total operating expenses for the six months ended July 31, 2020 were $11,650. The operating expenses for the six months ended July 31, 2020 included bank charges of $345; loss on asset sale of $505; audit fees of $8,750; professional fees of $1,000; rent expense of $1,050.

Total operating expenses for the six months ended July 31, 2019 were $14,498. Total operating expenses for the six months ended July 31, 2018 were $20,890. The operating expenses for the six months ended July 31, 2019 included bank charges of $325; depreciation expense of $2,083; audit fees of $9,700; professional fees of $590; rent expense of $1,800.

Net Loss

The net loss for the three months ended July 31, 2020 and 2019 was $4,458 and 5,657 respectively.

The net loss for the six months ended July 31, 2020 and 2019 was $11,650 and $11,436 respectively.

LIQUIDITY AND CAPITAL RESOURCES

As at July 31, 2020, our total assets were $261. Total assets were comprised of $261 in current assets.

As at July 31, 2020, our current liabilities were $(3) and Stockholders’ equity was $264.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended July 31, 2020 net cash flows used in operating activities was negative $5,848.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended July 31, 2020 we have sold equipment for $2,000.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended July 31, 2020 net cash flows used in financing activities was $4,003 due to loan forgiveness.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in China on August 27, 2020.

                                                                                          Chee Corp.

By:            /s/     Zhang Shufang

Name:    Zhang Shufang

Title: President, Treasurer, Secretary and Director

(Principal Executive, Financial and Accounting Officer)