Form 10-Q
period 2020-10-31
Chee Corp.
filed 2020-12-21
CIK 1696898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-216868

CHEE CORP.
(Exact name of registrant as specified in its charter)

Nevada	32-0509577
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1206 East Warner Road, Suite 101-I
Gilbert, Arizona 85296
(Address of principal executive offices, including Zip Code)

(480) 225-4052
(Registrant’s telephone number, including area code)

Guo Fu Center, No 18 Qin Ling Road, Laoshan District, Qingdao, 266000, China
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	None.	None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of December 1, 2020, the Company had 5,707,250 shares of common stock, $0.001 par value, issued and outstanding.

CHEE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHEE CORP.

CONDENSED BALANCE SHEETS

	October 31, 2020	January 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$—	$106
Prepaid expenses	2,400	—
Current assets – discontinued operations	—	10,272
Total current assets	2,400	10,378
Advance to Klusman Family Holdings, LLC, a related party	50,000	—
Non-current assets – discontinued operations	—	833
Total assets	$52,400	$11,211

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Cash overdraft	$3,475	$—
Accounts payable and accrued expenses	3,750	3,300
Unsecured promissory note payable to Farm House Partners, LLC, a related party, including accrued interest payable of $56	50,056	—
Unsecured promissory note payable to Mike Witherill, a related party, including accrued interest of $23	4,793	—
Due to related party	678	29,750
Total current liabilities	62,752	33,050

Commitments and contingencies

Stockholders’ equity (deficiency):
Common stock, $0.001 par value; authorized – 75,000,000 shares; issued and outstanding – 5,707,250 shares	5,707	5,707
Additional paid-in capital	56,691	22,938
Accumulated deficit	(72,750)	(50,484)
Total stockholders’ equity (deficiency)	(10,352)	(21,839)
Total liabilities and stockholders’ equity (deficiency)	$52,400	$11,211

See accompanying notes to condensed financial statements.

CHEE CORP.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months and Nine Months Ended October 31, 2020 and 2019

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$—

General and administrative costs	10,537	12,747	21,682	27,246
Loss from operations	(10,537)	(12,747)	(21,682)	(27,246)
Interest expense, related party	(79)	—	(79)	—
Loss from continuing operations	(10,616)	(12,747)	(21,761)	(27,246)
Income (loss) from discontinued operations	—	3,384	(505)	6,446
Net loss	$(10,616)	$(9,363)	$(22,266)	$(20,800)

Net income (loss) per common share – basic and diluted:
Loss from continuing operations	$—	$—	$—	$—
Income (loss) from discontinued operations	—	—	—	—
Net loss	$—	$—	$—	$—

Weighted average common shares outstanding – basic and diluted	5,707,250	5,707,250	5,707,250	5,707,250

See accompanying notes to condensed financial statements.

CHEE CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

Three Months and Nine Months Ended October 31, 2020 and 2019

					Total
	Common Stock		Additional		Stockholders’
		Par	Paid-in	Accumulated	Equity
	Shares	Value	Capital	Deficit	(Deficiency)
Balance, January 31, 2020	5,707,250	$5,707	$22,938	$(50,484)	$(21,839)
Net loss	—	—	—	(7,192)	(7,192)
Balance, April 30, 2020	5,707,250	5,707	22,938	(57,676)	(29,031)
Loans and advances payable contributed to capital by related party	—	—	33,753	—	33,753
Net loss	—	—	—	(4,458)	(4,458)
Balance, July 31, 2020	5,707,250	5,707	56,691	(62,134)	264
Net loss	—	—	—	(10,616)	(10,616)
Balance, October 31, 2020	5,707,250	$5,707	$56,691	$(72,750)	$(10,352)

Balance, January 31, 2019	5,707,250	$5,707	$22,938	$(24,019)	$4,626
Net loss	—	—	—	(5,779)	(5,779)
Balance, April 30, 2019	5,707,250	5,707	22,938	(29,798)	(1,153)
Net loss	—	—	—	(5,658)	(5,658)
Balance, July 31, 2019	5,707,250	5,707	22,938	(35,456)	(6,811)
Net loss	—	—	—	(9,363)	(9,363)
Balance, October 31, 2019	5,707,250	$5,707	$22,938	$(44,819)	$(16,174)

See accompanying notes to condensed financial statements.

CHEE CORP.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended October 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(22,266)	$(20,800)
Loss (income) from discontinued operations	505	(6,446)
Net loss from continuing operations	(21,761)	(27,246)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances from related parties	4,681	—
Prepaid expenses	(2,400)	—
Increase (decrease) in -
Cash overdraft	3,475	—
Accounts payable and accrued expenses	450	2,400
Accrued interest payable, related party	79	—
Net cash used in operating activities	(15,476)	(24,846)

Cash flows from investing activities:
Advance to Klusman Family Holdings, LLC, a related party	(50,000)	—
Net cash used in investing activities	(50,000)	—

Cash flows from financing activities:
Loan from Farm House Partners, LLC, a related party	50,000	13,700
Loan from Mike Witherill, a related party	4,770	—
Net cash provided by financing activities	54,770	13,700

Net cash provided by discontinued operations	10,600	10,425

Cash:
Net decrease	(106)	(721)
Balance at beginning of period	106	3,830
Balance at end of period	$—	$3,109

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

Noncash investing and financing activities:
Loan payable contributed to capital by related party	$33,753	$—

See accompanying notes to condensed financial statements.

CHEE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Nine Months Ended October 31, 2020 and 2019

1. ORGANIZATION AND BASIS OF PRESENTATION

The condensed financial statements of Chee Corp., a Nevada corporation organized on October 26, 2016 (the “Company”), at October 31, 2020, and for the three months and nine months ended October 31, 2020 and 2019, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of October 31, 2020, and the results of its operations for the three months and nine months ended October 31, 2020 and 2019, and its cash flows for the nine months ended October 31, 2020 and 2019. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at January 31, 2020 has been derived from the Company’s audited financial statements at such date.

The condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, as filed with the SEC.

Change in Control Transaction

Effective September 4, 2020, Farm House Partners, LLC, an Arizona limited liability company, purchased 4,500,000 shares of the Company’s common stock from Da Wei Jiang pursuant to a Stock Purchase Agreement, representing 78.8% of the issued and outstanding shares of common stock of the Company. Farm House Partners, LLC is owned 67% by Klusman Family Holdings, LLC, an Arizona limited liability company, and 17% by Debbie Rasmussen, the wife of Mike Witherill.

The amount of consideration for the purchase of such shares of common stock was a cash payment of $283,973, which was financed through short-term borrowings from two unaffiliated third parties.

As a condition of closing of the transaction, Zhang Shufang, the sole director and officer of the Company, resigned from all of his positions and Aaron Klusman and Mike Witherill were appointed as directors of the Company. In addition, Mr. Klusman was appointed as Chairman and Chief Executive Officer of the Company and Mr. Witherill was appointed Vice-Chairman, Secretary, and Treasurer of the Company. The effective date of the resignation and appointments was September 18, 2020.

Business

As described above, the Company underwent a change in control transaction effective September 4, 2020, as a result of which new management of the Company terminated the Company’s existing business operations and decided to reorient the Company’s business activities into commercial real estate.

On October 27, 2020, the Company paid $50,000 to Klusman Family Holdings, LLC as an advance against the purchase price under a binding letter of intent for the Company to acquire 100% of the membership interest in Klusman Family Holdings, LLC, a company engaged in the commercial real estate business in Arizona. The advance is non-interest bearing and non-refundable. Consideration for the Company’s acquisition of the membership interest in Klusman Family Holdings, LLC will consist of payments totaling $1,500,000 and the issuance of 10,945,250 shares of common stock of the Company. There can be no assurances that the Company will be able to complete this transaction under the terms and conditions as outlined herein, or at all.

As of October 31, 2020, the Company had not yet commenced any business activities in commercial real estate.

The Company’s future business activities will be subject to significant risks and uncertainties, including the need for and availability of additional capital.

Discontinued Operations and Reclassifications

Prior to the change in control transaction described above, the Company was in the early stages of developing and financing a business plan to distribute 3D goods and accessories in China. As a result of the change in control transaction, the Company’s former business operations have been presented as discontinued operations as of October 31, 2020 and for the three months and nine months ended October 31, 2020. Comparative amounts for the three months and nine months ended October 31, 2019 have been reclassified to conform to the current year’s presentation. These changes did not impact the Company’s net loss, shareholders’ equity (deficiency) or operating cash flows for any reported period.

Going Concern

The Company’s financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has suffered losses from operations and negative operating cash flows since inception. During the three months and nine months ended October 31, 2020, the Company incurred a net loss of $10,616 and $22,266, respectively. The Company has financed its working capital requirements during this period primarily through borrowings from related parties. Accordingly, management has concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

At October 31, 2020, the Company did not have any cash resources available to fund its operations and will therefore need to raise additional funds in the short-term. However, there can be no assurances that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the fiscal year ended January 31, 2020, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The development and expansion of the Company’s business subsequent to October 31, 2020 will be dependent on many factors, including the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that they will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business operations to a level that is commercially viable and self-sustaining. There is also significant uncertainty as to the affect that the coronavirus pandemic may have on the availability, amount and type of financing in the future.

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its operations, obtain funds, if available, although there can be no certainty, through strategic alliances that may require the Company to relinquish rights to any assets, or to discontinue its operations entirely.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

The most significant estimates to be made by management in the preparation of the financial statements are expected to relate to valuing equity instruments issued; the realization of deferred tax assets; and accruals for contingent liabilities.

Cash

The Company maintains its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Company may periodically have cash balances in banks in excess of FDIC insurance limits. The Company has not experienced any losses to date resulting from this practice.

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company’s business activities. Agreements for these services may be for a specific time period or for a specific project or task.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Alternatively, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

As the Company’s net operating losses in the respective jurisdictions in which it operates have yet to be utilized, all previous tax years remain open to examination by the respective taxing authorities.

The Company had no unrecognized tax benefits as of October 31, 2020 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of October 31, 2020, the Company had no uncertain tax positions, and will continue to evaluate for uncertain tax positions in subsequent periods. In future periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

Stock-Based Compensation

The Company intends to periodically issue common stock and stock options to officers, directors, employees, contractors and consultants for services rendered. Options vest and expire according to terms established at the issuance date of each grant. Stock grants, which are generally time vested, will be measured at the grant date fair value and charged to operations ratably over the vesting period.

The Company will account for stock-based payments to officers, directors, employees, contractors and consultants by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense over the period during which the individual is required to perform services in exchange for the award, which is generally over the vesting period of the award.

The fair value of stock options granted as stock-based compensation will be determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock. Estimated volatility is based on the historical volatility of the Company’s common stock over an appropriate calculation period, or, if not available, by reference to the volatility of a representative sample of comparable public companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of the common stock is determined by reference to the quoted market price of the Company’s common stock on the grant date.

The Company will recognize the fair value of stock-based compensation awards in in the Company’s statements of operations. Through October 31, 2020, the Company has not incurred any stock-based compensation costs. The Company will issue new shares of common stock to satisfy any stock option exercises.

Fair Value of Financial Instruments

The authoritative guidance with respect to fair value established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below. Disclosure as to transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements, is also required.

Level 1. Observable inputs such as quoted prices in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active-exchange traded securities and exchange-based derivatives.

Level 2. Inputs, other than quoted prices included within Level 1, which are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

Level 3. Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded non-exchange-based derivatives and commingled investment funds and are measured using present value pricing models.

The Company will determine the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company will perform an analysis of the assets and liabilities at each reporting period end.

The Company’s financial instruments include or are expected to include prepaid expenses, advance to a related party, accounts payable, accrued expenses, and due to related parties. The estimated fair value of these instruments is expected to approximate their respective carrying amounts due to the short-term nature of these instruments.

Earnings (Loss) Per Share

The Company’s computation of earnings (loss) per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) attributable to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible notes payable, convertible preferred stock and stock options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented.

Leases

Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”) requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. ASU 2016-02 requires recognition in the statement of operations of a single lease cost that is calculated as a total cost of the lease allocated over the lease term, generally on a straight-line basis. ASU 2016-02 excludes short-term operating leases with a lease term of 12 months or less at the commencement date, and that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. The Company did not have any leases within the scope of ASU 2016-02 at October 31, 2020.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes how entities measure credit losses for most financial assets, including accounts and notes receivables. ASU 2016-13 will replace the current “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the provisions of ASU 2016-13 as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which ASU 2016-13 is effective. ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. Management is currently in the process of assessing the impact of the adoption of ASU-2016-13 on the Company’s financial statement presentation and disclosures subsequent to its adoption.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020. The adoption of ASU 2019-12 is not expected to have any impact on the Company’s financial statement presentation or disclosures subsequent to its adoption.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06). ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Management has not yet evaluated the effect that the adoption of ASU 2020-06 will have on the Company’s financial statement presentation or disclosures subsequent to its adoption.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. ADVANCE TO KLUSMAN FAMILY HOLDINGS, LLC

On October 27, 2020, the Company paid $50,000 to Klusman Family Holdings, LLC as an advance against the purchase price under a binding letter of intent for the Company to acquire 100% of the membership interest in Klusman Family Holdings, LLC, a company engaged in the commercial real estate business in Arizona. The advance is non-interest bearing and non-refundable. Consideration for the Company’s acquisition of the membership interest in Klusman Family Holdings, LLC will consist of payments totaling $1,500,000 and the issuance of 10,945,250 shares of common stock of the Company. There can be no assurances that the Company will be able to complete this transaction under the terms and conditions as outlined herein, or at all. The $50,000 advance has been accounted for as a non-current asset on the Company’s balance sheet at October 31, 2020.

Information regarding the parties to this transaction is included in the description of the September 4, 2020 change in control transaction provided at Note 1.

4. PROMISSORY NOTE PAYABLE TO FARM HOUSE PARTNERS, LLC

On October 27, 2020, the Company borrowed $50,000 from Farm House Partners, LLC. The promissory note payable is unsecured, matures on October 27, 2021, and bears interest at a rate of 10% per annum. At October 31, 2020, accrued interest on the promissory note payable was $56.

Information regarding the parties to this transaction is included in the description of the September 4, 2020 change in control transaction provided at Note 1.

5. RELATED PARTY TRANSACTIONS

On June 16, 2020, the Company’s former director loaned the Company $4,003. The loan was unsecured, non-interest bearing, and due on demand. As of July 31, 2020, all loans from the former director aggregating $33,753 had been cancelled and contributed to capital.

On October 13, 2020, the Company borrowed $4,770 from Mike Witherill pursuant to an unsecured promissory note payable. The note matured on November 13, 2020, was unsecured, and bore interest at a rate of 10% per annum. At October 31, 2020, accrued interest on the promissory note payable was $23. The promissory note, including related accrued interest, was paid in full in November and December 2020.

During September and October 2020, an entity affiliated with Michael Witherill, an officer and director of the Company, loaned the Company $678. The loan is unsecured, non-interest bearing, and due on demand.

Additional related party transactions are described at Notes 3 and 4.

6. STOCKHOLDERS’ EQUITY (DEFICIENCY)

The Company is authorized to issue a total of 75,000,000 shares of common stock, par value $0.001 per share, of which 5,707,250 shares were issued and outstanding at October 31, 2020.

7. INCOME TAXES

During the three months and nine months ended October 31, 2020 and 2019, the Company did not provide any provision for income taxes, as the Company incurred losses during such period. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance against its deferred tax assets as the Company believes it is more likely than not that the deferred tax assets will not be realized.

8. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company may, from time to time, be involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business, which are not expected to have a material adverse effect upon the Company’s financial statements. As of October 31, 2020, the Company was not a party to any pending or threatened legal proceedings.

Impact of COVID-19 on the Company

The global outbreak of COVID-19 has led to severe disruptions in general economic activities, as businesses and governments have taken broad actions to mitigate this public health crisis. Although the Company has not experienced any significant disruption to its business to date, these conditions could significantly negatively impact the Company’s business in the future.

The extent to which the COVID-19 outbreak ultimately impacts the Company’s business, future revenues, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity and longevity, the actions to curtail the virus and treat its impact (including an effective vaccine), and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, the Company may be at risk of experiencing a significant impact to its business as a result of the global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

As a result of the impact of COVID-19 on capital markets, the availability, amount and type of financing available to the Company in the near future is uncertain and cannot be assured and is largely dependent upon evolving market conditions and other factors.

The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

9. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date of filing of these condensed financial statements with the SEC. There were no material subsequent events which affected, or could affect, the amounts or disclosures in the condensed financial statements, other than as described below.

On December 15, 2020, the Company entered into a binding Letter of Intent with Klusman Family Holdings, LLC, and Aaron Klusman, pursuant to which the Company agreed to purchase 100% of the membership interest in Klusman Family Holdings, LLC from Mr. Klusman, who is also Chief Executive Officer, Chairman of the Board, and a Director of the Company, for consideration consisting of payments totaling $1,500,000 and the issuance of 10,945,250 shares of common stock of the Company. Klusman Family Holdings, LLC is engaged in the business of acquiring, leasing, and managing real property in Arizona. The acquisition is anticipated to occur on or about December 31, 2020, although there is no assurance this will occur.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q of Chee Corp. (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These might include statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions related thereto. These statements are generally accompanied by words such as “intend”, “anticipate”, “believe”, “estimate”, “potential(ly)”, “continue”, “forecast”, “predict”, “plan”, “may”, “will”, “could”, “would”, “should”, “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected, anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, available cash reserves, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. The Company does not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

Business

The Company underwent a change in control transaction effective September 4, 2020, as a result of which new management of the Company terminated the Company’s existing business operations and decided to reorient the Company’s business activities into commercial real estate.

On October 27, 2020, the Company paid $50,000 to Klusman Family Holdings, LLC as an advance against the purchase price under a binding letter of intent for the Company to acquire 100% of the membership interest in Klusman Family Holdings, LLC, a company engaged in the commercial real estate business in Arizona. The advance is non-interest bearing and non-refundable. Consideration for the Company’s acquisition of the membership interest in Klusman Family Holdings, LLC will consist of payments totaling $1,500,000 and the issuance of 10,945,250 shares of common stock of the Company. There can be no assurances that the Company will be able to complete this transaction under the terms and conditions as outlined herein, or at all.

As of October 31, 2020, the Company had not yet commenced any business activities in commercial real estate.

The Company’s future business activities will be subject to significant risks and uncertainties, including the need for and availability of additional capital.

Discontinued Operations and Reclassifications

Prior to the change in control transaction, the Company was in the early stages of developing and financing a business plan to distribute 3D goods and accessories in China. As a result of the change in control transaction, the Company’s former business operations have been presented as discontinued operations as of October 31, 2020 and for the three months and nine months ended October 31, 2020. Comparative amounts for the three months and nine months ended October 31, 2019 have been reclassified to conform to the current year’s presentation. These changes did not impact the Company’s net loss, shareholders’ equity (deficiency) or operating cash flows for any reported period.

Going Concern

The Company’s financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has suffered losses from operations and negative operating cash flows since inception. During the three months and nine months ended October 31, 2020, the Company incurred a net loss of $10,616 and $22,266, respectively. The Company has financed its working capital requirements during this period primarily through borrowings from related parties. Accordingly, management has concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

At October 31, 2020, the Company did not have any cash resources available to fund its operations and will therefore need to raise additional funds in the short-term. However, there can be no assurances that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the fiscal year ended January 31, 2020, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The development and expansion of the Company’s business subsequent to October 31, 2020 will be dependent on many factors, including the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business operations to a level that is commercially viable and self-sustaining. There is also significant uncertainty as to the affect that the coronavirus pandemic may have on the availability, amount and type of financing in the future.

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its operations, obtain funds, if available, although there can be no certainty, through strategic alliances that may require the Company to relinquish rights to any assets, or to discontinue its operations entirely.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 2 to the condensed financial statements for the three months and nine months ended October 31, 2020 and 2019 included elsewhere in this document.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 2 to the condensed financial statements for the three months and nine months ended October 31, 2020 and 2019 included elsewhere in this document.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations presented below is based on the Company’s condensed financial statements for the three months and nine months ended October 31, 2020 and 2019 presented elsewhere in this document, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources. For a more complete description of the Company’s significant accounting policies, see Note 2 to the condensed financial statements included elsewhere in this document.

Results of Operations

At October 31, 2020, the Company had no revenue-generating operations and is dependent on periodic infusions of debt and/or equity capital to fund its operating requirements. As described above, the Company is attempting to enter into the commercial real estate business, but has not yet acquired any interests in commercial real estate, and there can be no assurances that the Company will be successful in this regard.

Operating Expenses

The Company generally recognizes operating costs and expenses as they are incurred in the appropriate category in the Company’s statement of operations. The Company’s operating costs and expenses may also include non-cash components related to depreciation and amortization of property and equipment and stock-based compensation.

General and administrative costs and expenses consist of accounting fees, audit fees, legal fees, transfer agent fees, and other general corporate expenses. Management expects general and administrative costs and expenses to increase in future periods as the Company develops its business operations and adds personnel, and incurs additional costs related to its increased operation as a public company including higher legal, accounting, insurance, compliance, compensation and other costs.

The Company’s condensed statements of operations as discussed herein are presented below.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019

Revenues	$—	$—	$—	$—

General and administrative costs	10,537	12,747	21,682	27,246
Loss from operations	(10,537)	(12,747)	(21,682)	(27,246)
Interest expense, related party	(79)	—	(79)	—
Loss from continuing operations	(10,616)	(12,747)	(21,761)	(27,246)
Income (loss) from discontinued operations	—	3,384	(505)	6,446
Net loss	$(10,616)	$(9,363)	$(22,266)	$(20,800)

Net income (loss) per common share – basic and diluted:
Loss from continuing operations	$—	$—	$—	$—
Income (loss) from discontinued operations	—	—	—	—
Net loss	$—	$—	$—	$—

Weighted average common shares outstanding – basic and diluted	5,707,250	5,707,250	5,707,250	5,707,250

Three Months Ended October 31, 2020 and 2019

Revenues. The Company did not have any operating revenues for the three months ended October 31, 2020 and 2019.

General and Administrative Costs. For the three months ended October 31, 2020, general and administrative costs were $10,537, which consisted of $6,773 of accounting, $2,000 of legal, and $1,764 of other costs.

For the three months ended October 31, 2019, general and administrative costs were $12,747, which consisted of $3,450 of accounting costs, $7,200 of legal costs and $2,097 of other costs.

General and administrative costs decreased by $2,210 or 17% in 2020, as compared to 2019, primarily as a result of lower legal fees, offset by higher accounting fees.

Loss from Operations. For the three months ended October 31, 2020, the Company had a loss from operations of $10,537, as compared to a loss from operations of $12,747 for the three months ended October 31, 2019.

Interest Expense. For the three months ended October 31, 2020, the Company had interest expense of $79 related to the unsecured promissory note payable to Farm House Partners, LLC, a related party, and Michael Witherill, a related party. The Company had no interest expense for the three months ended October 31, 2019.

Loss from Continuing Operations. For the three months ended October 31, 2020, the Company had a loss from continuing operations of $10,616, as compared to a loss from continuing operations of $12,747 for the three months ended October 31, 2019.

Income (Loss) from Discontinued Operations. For the three months ended October 31, 2020, the Company had no income or loss from discontinued operations. For the three months ended October 31, 2019, the Company had income from discontinued operations of $3,384.

Net Loss. For the three months ended October 31, 2020, the Company had a net loss of $10,616, as compared to a net loss of $9,363 for the three months ended October 31, 2019.

Nine Months Ended October 31, 2020 and 2019

Revenues. The Company did not have any operating revenues for the nine months ended October 31, 2020 and 2019.

General and Administrative Costs. For the nine months ended October 31, 2020, general and administrative costs were $21,682, which consisted of $15,523 of accounting, $2,000 of legal and $4,159 of other costs.

For the nine months ended October 31, 2019, general and administrative costs were $27,246, which consisted of $13,150 of accounting costs, $7,790 of legal costs and $6,306 of other costs.

General and administrative costs decreased by $5,564 or 20% in 2020, as compared to 2019, primarily as a result of decreased legal and other costs.

Loss from Operations. For the nine months ended October 31, 2020, the Company had a loss from operations of $21,682, as compared to a loss from operations of $27,246 for the nine months ended October 31, 2019.

Interest Expense. For the nine months ended October 31, 2020, the Company had interest expense of $79 related to the unsecured promissory note payable to Farm House Partners, LLC, a related party, and Michael Witherill, a related party. The Company had no interest expense for the nine months ended October 31, 2019.

Loss from Continuing Operations. For the nine months ended October 31, 2020, the Company had a loss from continuing operations of $21,761, as compared to a loss from continuing operations of $27,246 for the nine months ended October 31, 2019.

Income (Loss) from Discontinued Operations. For the nine months ended October 31, 2020, the Company had a loss from discontinued operations of $505. For the nine months ended October 31, 2019, the Company had income from discontinued operations of $6,446.

Net Loss. For the nine months ended October 31, 2020, the Company had a net loss of $22,266, as compared to a net loss of $20,800 for the nine months ended October 31, 2019.

Liquidity and Capital Resources – October 31, 2020

At October 31, 2020, the Company had a working capital deficiency of $60,352, as compared to working capital deficiency of $22,672 at January 31, 2020, reflecting a decrease in working capital of $37,680 for the nine months ended October 31, 2020. The decrease in working capital during the nine months ended October 31, 2020 was the result of working capital being utilized to fund the Company’s ongoing operating expenses. At October 31, 2020, the Company did not have any cash available to fund its operations and will need to raise additional funds in the short-term. However, there can be no assurances that the Company will be successful in this regard.

The Company underwent a change in control transaction effective September 4, 2020, as a result of which new management of the Company terminated the Company’s existing business operations and decided to reorient the Company’s business activities into commercial real estate.

As of October 31, 2020, the Company had not yet commenced any business activities in commercial real estate.

The Company’s future business activities will be subject to significant risks and uncertainties, including the need for and availability of additional capital, and the Company’s business, financial condition, results of operations and cash flows may be impacted by a number of factors, many of which will be beyond the Company’s control.

No assurances can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business operations to a level that is commercially viable and self-sustaining. There is also significant uncertainty as to the affect that the coronavirus pandemic may have on the availability, amount and type of financing in the future.

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its operations, obtain funds, if available, although there can be no certainty, through strategic alliances that may require the Company to relinquish rights to any assets, or to discontinue its operations entirely.

Operating Activities. For the nine months ended October 31, 2020, operating activities utilized cash of $15,476, as compared to utilizing cash of $24,846 for the nine months ended October 31, 2019, to fund the Company’s ongoing operating expenses.

Investing Activities. For the nine months ended October 31, 2020, the Company’s investing activities consisted of providing an advance to a related party of $50,000 with respect to a pending transaction. For the nine months ended October 31, 2019, the Company had no investing activities.

Financing Activities. For the nine months ended October 31, 2020, financing activities consisted of the proceeds of loans from related parties of $54,770. For the nine months ended October 31, 2019, financing activities consisted of proceeds from a related party loan of $13,700.

Discontinued Operating Activities. For the nine months ended October 31, 2020, discontinued operating activities generated cash of $10,600, as compared to generating cash of $10,425 for the nine months ended October 31, 2019.

Off-Balance Sheet Arrangements

At October 31, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Impact of COVID-19 on the Company

The global outbreak of COVID-19 has led to severe disruptions in general economic activities, as businesses and governments have taken broad actions to mitigate this public health crisis. Although the Company has not experienced any significant disruption to its business to date, these conditions could significantly negatively impact the Company’s business in the future.

The extent to which the COVID-19 outbreak ultimately impacts the Company’s business, future revenues, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity and longevity, the actions to curtail the virus and treat its impact (including an effective vaccine), and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, the Company may be at risk of experiencing a significant impact to its business as a result of the global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

As a result of the impact of COVID-19 on capital markets, the availability, amount and type of financing available to the Company in the near future is uncertain and cannot be assured and is largely dependent upon evolving market conditions and other factors.

The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

Trends, Events and Uncertainties

There can be no assurances that the Company will ever achieve sustainable revenues sufficient to support its operations. Even if the Company is able to generate revenues, there can be no assurances that the Company will be able to achieve profitability or positive operating cash flows. There can be no assurances that the Company will be able to secure additional financing on acceptable terms or at all. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its operations, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to certain of its programs, or to curtail or discontinue its operations entirely.

Other than as discussed above and elsewhere in these condensed financial statements, the Company is not currently aware of any trends, events or uncertainties that are likely to have a material effect on the Company’s financial condition in the near term, although it is possible that new trends or events may develop in the future that could have a material effect on the Company’s financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013).

The Company’s internal control over financial reporting is designed to ensure that material information regarding the Company’s operations is made available to management and the board of directors to provide them reasonable assurance that the published financial statements are fairly presented.

The Company is required to establish and maintain disclosure controls and procedures (as defined in Rules 13a-14(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that the Company files with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

As required by Rule 15d-15(b) of the SEC, the Company carried out an evaluation, under the supervision and with the participation of its management, consisting of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2020, the end of the most recent period covered by this report.

Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of October 31, 2020, due to the identification of significant deficiencies and the existence of the material weaknesses in the Company’s internal control over financial reporting as described below, the design and operation of its disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

The Company’s internal control over financial reporting is designed to provide reasonable assurance concerning both the reliability of its financial reporting and the preparation of its financial statements in accordance with United States generally accepted accounting principles (“US GAAP”) and SEC reporting standards. The Company’s internal control over financial reporting includes policies and procedures that obligate the Company to maintain reasonably detailed records that accurately and fairly reflect the Company’s business transactions, provide reasonable assurance that the Company’s business transactions are properly and timely recorded, ensure that the Company’s receipts and disbursements are authorized by management, if applicable, by the Company’s board of directors, that revenues are properly and timely recorded, and that assets are properly identified, recorded and periodically evaluated for impairment.

Based on the Company’s assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of October 31 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP and SEC reporting standards, for the reasons noted below.

The Company underwent a change in control transaction effective September 4, 2020, as a result of which the business, operations, accounting, board of directors and executive management of the Company changed. In conjunction with the preparation of the unaudited condensed financial statements as of and for the period ended October 31, 2020, the Company identified certain accounting issues that indicated certain deficiencies in the Company’s internal ability to prepare financial statements in accordance with US GAAP and SEC reporting standards.

Current executive management has not yet retained the financial and accounting staff necessary to conform to the checks and balances needed for proper internal controls, as well as with the technical competence and accounting experience to address accounting and reporting issues under US GAAP and SEC reporting standards. Current management has retained the services of qualified outside consultants with expertise to perform specific accounting and finance functions, and to assist in the design of accounting and internal control systems. Accordingly, the Company has not yet completed the process to establish adequate internal controls over financial reporting, and it expects that this process will take some time to accomplish and will require the availability of additional operating capital. However, there can be no assurances that these efforts will be sufficient to fully develop and implement adequate disclosure controls and procedures and internal controls over financial reporting.

The Company’s management, consisting of its principal executive officer and principal financial officer, does not expect that its disclosure controls and procedures or its internal controls over financial reporting will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and any instances of malfeasance or fraud have been detected.

Management believes that the condensed financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the three months and nine months ended October 31, 2020.

Changes in Internal Controls over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the matters noted above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently subject to any pending or threatened legal actions or claims.

ITEM 1A. RISK FACTORS

Change in Business

The Company underwent a change in control transaction effective September 4, 2020, as a result of which new management of the Company terminated the Company’s existing business operations and decided to reorient the Company’s business activities into commercial real estate. As of October 31, 2020, the Company had not yet commenced any business activities in commercial real estate, and there can be no assurances that this new business focus will ultimately be achieved and be successful. The Company’s future business activities will be subject to significant risks and uncertainties, including the need for additional capital, and the Company’s business, financial condition, results of operations and cash flows may be impacted by a number of factors, many of which will be beyond the Company’s control.

Impact of COVID-19 on the Company

The global outbreak of COVID-19 has led to severe disruptions in general economic activities, as businesses and governments have taken broad actions to mitigate this public health crisis. Although the Company has not experienced any significant disruption to its business to date, these conditions could significantly negatively impact the Company’s business in the future.

The extent to which the COVID-19 outbreak ultimately impacts the Company’s business, future revenues, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity and longevity, the actions to curtail the virus and treat its impact (including an effective vaccine), and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, the Company may be at risk of experiencing a significant impact to its business as a result of the global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

As a result of the impact of COVID-19 on capital markets, the availability, amount and type of financing available to the Company in the near future is uncertain and cannot be assured and is largely dependent upon evolving market conditions and other factors.

The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement

On December 15, 2020, the Company entered into a binding Letter of Intent (the “LOI”) with Klusman Family Holdings, LLC, and Aaron Klusman, pursuant to which the Company agreed to purchase 100% of the membership interest in Klusman Family Holdings, LLC from Mr. Klusman, who is also Chief Executive Officer, Chairman of the Board, and a Director of the Company, for consideration consisting of payments totaling $1,500,000 and the issuance of 10,945,250 shares of common stock of the Company. Klusman Family Holdings, LLC is engaged in the business of acquiring, leasing, and managing real property in Arizona. The acquisition is anticipated to occur on or about December 31, 2020, although there is no assurance this will occur.

The foregoing summary of the LOI does not purport to be complete and is qualified in its entirety by reference to the full text of the LOI. A copy of the LOI is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements or Certain Officers.

Effective December 17, 2020, the Board of Directors of the Company appointed Michael Witherill as Chief Financial Officer, to hold office until the next annual meeting of stockholders and until his successor has been duly elected and qualified.

Mike Witherill, age 58, currently serves as Secretary, Treasurer, director, and Vice-Chairman of the Board of the Company. He also serves as President, Chief Financial Officer, director, and Vice-Chairman of the Board of Rivulet Media, Inc. Mr. Witherill is CEO of MJW Media, Inc., MJW Music, Inc. and MJW Television, Inc., and served as founder of MJW Films, LLC. He has produced six movies in the last five years, including Drinking Buddies (staring Ana Kendrick, Olivia Wild and Jake Johnson), Frontera (staring Ed Harris, Eva Longoria, Amy Madigan and Michael Pena), Cardboard Boxer (staring Thomas Hayden Church, Terrence Howard and Boyd Holbrook), John Wick (starring Keanu Reeves), and Stuck (staring Ashanti, Giancarlo Esposito, Amy Madigan, Arden Cho, Omar Chaparro and Gerard Canonico), which has won multiple film festival awards. Mr. Witherill founded Rise Entertainment, a motion picture production company, in 2012, for which he was the manager and CEO until he sold his interest in 2013. He was the manager of Frontera Productions, LLC, an entity wholly owned by Rise Entertainment and the entity in which the movie Frontera was produced. Mr. Witherill was manager of H & W Movie Partners, LLC since 2009, an entity involved with the production of the movie A Little Bit of Heaven. Mr. Witherill co-founded MJW Films, LLC in 2013. He was a co-manager of MJW Films, LLC until July 2014, and continues to serve as its CEO. MJW Films, LLC created the special purpose movie production entities Stuck Productions, LLC and its related entity Stuck Movie, Inc., J Wick Productions, LLC, Planet Productions, LLC, and Cardboard Productions, LLC. Mr. Witherill is the CEO of each of these entities. Mr. Witherill co-founded MJW Media, LLC in 2013, and served as its CEO until its merger with MJW Media, Inc. in 2016. MJW Media, LLC was a producer loan out and movie production/development company. Mr. Witherill co-founded MJW Music, LLC in 2013, and was its CEO until its merger with MJW Music, Inc. in 2016. MJW Music, LLC was a film music and talent music production company. Mr. Witherill received a football scholarship to Arizona State University where he played and graduated in 1985 with a BA in Business. Mr. Witherill is the Co-Founder of the largest Dunkin Donuts franchisee in the western United States with over 50 current locations.

On October 13, 2020, the Company borrowed $4,770 from Mr. Witherill pursuant to an unsecured promissory note payable. The note matured on November 13, 2020, was unsecured, and bore interest at a rate of 10% per annum. The promissory note was paid in full in November and December 2020. Mr. Witherill was not appointed pursuant to any arrangement or understanding between him and any other person.

ITEM 6. EXHIBITS

Except as otherwise indicated (a) all exhibits were previously filed, (b) all omitted exhibits are intentionally omitted, and (c) all Reports referenced below were filed under SEC file number 333-216868.

Exhibit Number	Description of Document
3(i)	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of the Form S-1 filed on March 22, 2017.

3(ii)	Certificate of Correction to Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Form S-1 filed on March 22, 2017.

3(ii)	Bylaws, incorporated by reference to Exhibit 3.2 of the Form S-1 filed on March 22, 2017.

10.1*	Promissory Note, dated October 27, 2020.

10.2*	Letter of Intent, dated December 15, 2020.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certifications.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEE CORP.
(Registrant)

Date: December 21, 2020	By:	/s/ AARON KLUSMAN
Aaron Klusman
Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: December 21, 2020	By:	/s/ MICHAEL WITHERILL
Michael Witherill
Chief Financial Officer, Secretary, Treasurer, Vice-Chairman of the Board (Principal Financial Officer and Principal Accounting Officer)