Form 10-K
period 2021-01-31
Chee Corp.
filed 2021-06-09
CIK 1696898

United States

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2021

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File No. 333-216868

CHEE CORP.

(Exact name of registrant as specified in its charter)

Nevada	32-0509577
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1206 East Warner Road, Suite 101-I
Gilbert, Arizona	85296
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (480) 225-4052

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter – $24,145 as of July 31, 2020.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of May 31, 2021, was 7,207,250.

Documents incorporated by reference – none.

CHEE CORP.

Caution Regarding Forward-Looking Information

In addition to historical information, this Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). This statement is included for the express purpose of availing Chee Corp. of the protections of the safe harbor provisions of the PSLRA.

All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future revenue, economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Item 1A – Risk Factors below that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company’s views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

As used in this Form 10-K, unless the context requires otherwise, “we,” “us,” “Chee Corp.,” “Chee,” or the “Company” means Chee Corp.

As used in this Form 10-K, unless the context requires otherwise, “fiscal year,” “FY,” or “fiscal” means the Company’s financial year that begins on February 1 and ends on January 31 of the following year (for example: fiscal year 2020 is equivalent to the year ended January 31, 2021).

ITEM 1 – BUSINESS

Organization

Chee Corp. was incorporated on October 26, 2016, under the laws of the State of Nevada.

The initial business focus of the Company was to distribute 3D goods and accessories in China. The Company underwent a change in control effective September 4, 2020. From October 1, 2020, through January 31, 2021, the Company’s operations were limited and focused on acquiring commercial real estate in Arizona.

Change in Control Transaction

Effective September 4, 2020, Farm House Partners, LLC, an Arizona limited liability company, purchased 4,500,000 shares of the Company’s common stock from Da Wei Jiang pursuant to a Stock Purchase Agreement, representing 78.8% of the issued and outstanding shares of common stock of the Company. Farm House Partners, LLC is owned 67% by Klusman Family Holdings, LLC, an Arizona limited liability company, and 17% by Debbie Rasmussen, the wife of Michael Witherill.

The amount of consideration for the purchase of such shares of common stock was a cash payment of $283,973, which was financed through short-term borrowings from two unaffiliated third parties.

As a condition of closing of the transaction, Zhang Shufang, the sole director and officer of the Company, resigned from all of his positions and Aaron Klusman and Michael Witherill were appointed as directors of the Company. In addition, Mr. Klusman was appointed as Chairman and Chief Executive Officer of the Company and Mr. Witherill was appointed Vice-Chairman, Secretary, and Treasurer of the Company. The effective date of the resignation and appointments was September 18, 2020.

On March 2, 2021, Mr. Witherill resigned from his positions as Vice-Chairman, Secretary, and Treasurer, and Rick Gean was appointed to such positions. Mr. Gean served as a consultant to the Company from February 18, 2021, to March 2, 2021. On April 27, 2021, John Morgan was appointed as a director of the Company.

Business Information and Strategy

As described above, the Company underwent a change in control transaction effective September 4, 2020, as a result of which new management of the Company terminated the Company’s existing business operations and decided to pursue opportunities to acquire commercial real estate.

On December 15, 2020, the Company entered into a binding Letter of Intent with Klusman Family Holdings, LLC, and Aaron Klusman, pursuant to which the Company agreed to purchase 100% of the membership interest in Klusman Family Holdings, LLC from Aaron Klusman, who is also Chief Executive Officer, Chairman of the Board, and a Director of the Company, for consideration consisting of payments totaling $1,500,000 and the issuance of 10,945,250 shares of common stock of the Company. Klusman Family Holdings, LLC is engaged in the business of acquiring, leasing, and managing commercial real property in Arizona. The transaction is currently anticipated to close subsequent to July 31, 2021, although there can be no assurances that the Company will be able to complete this transaction. Upon closing, the Company expects that this transaction would be accounted for as a reverse recapitalization.

The Company has suffered losses from operations and negative operating cash flows since inception. As of January 31, 2021, the Company had not yet commenced any business activities in commercial real estate. The Company’s future business activities will be subject to significant risks and uncertainties, including the need for and availability of additional capital.

Number of Total and Full Time Employees

As of the date of this report on Form 10-K, the Company employed 3 people, of which 3 are full-time employees. We believe that our employee and labor relations are good. None of our full-time employees are members of unions.

Further Information

The Company has filed this Annual Report with the U.S. Securities and Exchange Commission (“SEC”). We are subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, accordingly, file periodic reports, including quarterly and annual reports and other information with the SEC. Such reports and other information may be inspected and copied at the public reference facilities maintained by the Commission at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy, and information statements and other information regarding registrants that file electronically. The address of the website is http://www.sec.gov.

ITEM 1A – RISK FACTORS

You should carefully consider the following factors regarding information included in this Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

The Company is subject to various risks that may materially harm its business, financial condition, and results of operations. The risks and uncertainties described below, while inclusive of all risks we believe to be material at this time, may not be the only ones. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition or operating results could be materially harmed. Except for historical information, the information contained in these risk factors and in our SEC reports are “forward looking” statements about our expected future business and performance. Our actual operating results and financial performance may prove to be very different from what we might have predicted as of the date of this Annual Report.

General Risks Related to the Company’s Business

We recently paid compensation to our directors and/or officers for their services to the Company and may continue to do so in the future. Aaron Klusman and Michael Witherill were appointed officers and directors of the Company effective September 18, 2020, who had not received any compensation for their services until January 7, 2021. As compensation for their services, the Board of Directors periodically authorizes payments to each of Mr. Klusman and Mr. Witherill, and may continue to do so in the future. As Mr. Klusman and Mr. Witherill constituted a majority of the directors, they had the ability to change or increase the amount of each other’s compensation at will and there is no standard as to the timing or amount of this compensation established by the Company. However, with the appointment of John Morgan to the Board of Directors, neither Mr. Klusman nor Mr. Witherill can unilaterally change or increase each other’s compensation provided they recuse themselves from decisions affecting their respective compensation.

The Company has generated operating losses since its change of business; going concern issues. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. We have limited historical, operating, or financial information upon which to evaluate our performance. There can be no assurance that the Company will attain profitability. Funds required for the initial operations over the next 18 months have not yet been determined and may be for amounts the Company is not able to raise.

The Company’s financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the Company’s financial statements, the Company has suffered losses from operations and negative operating cash flows since inception. During the year ended January 31, 2021, the Company incurred a net loss of $482,018. From October 1, 2020, through January 31, 2021, the Company’s operations were limited and focused on developing a new business operation involving investment in commercial real estate in Arizona. The Company has financed its working capital requirements since October 1, 2020, through short-term borrowings, including from its new control shareholder, and sales of common stock. At January 31, 2021, the Company did not have sufficient cash resources available to fund its operations and therefore has ongoing needs to raise additional funds in the short-term. However, there can be no assurances that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ended January 31, 2021, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability.

Change in business focus. The Company underwent a change in control transaction effective September 4, 2020, as a result of which new management of the Company terminated the Company’s existing business operations and decided to enter the commercial real estate market. In order to acquire commercial property, the Company will need to raise additional capital, and there can be no assurance that the new business focus will ultimately be achieved and be successful. The Company’s business activities will be subject to significant risks and uncertainties, including the need for substantial additional capital, and the Company’s business, financial condition, results of operations and cash flows may be impacted by a number of factors, many of which will be beyond the Company’s control.

If we do not raise sufficient capital, and if we cannot obtain adequate financing, we may cease operations. Our ability to raise capital is largely dependent on the efforts of Mr. Witherill. If we fail to raise enough capital, we will be impeded from fully implementing our business plans which could have a material adverse effect upon our ability to generate revenue and income. Not fully implementing our strategy will significantly constrain our scope and opportunities, slowing or possibly even halting our plans to expand into additional much more profitable industries and markets. While we expect to continue raising capital, we have no committed sources of additional financing and our officers and directors are not required to provide any portion of our future financing requirements. We cannot assure you that additional financing will be available on commercially reasonable terms or at all if and when we need it. If we cannot raise additional capital when needed, we may not be able to pursue our business strategies as anticipated, or at all, and we may cease operations. We plan to raise additional funds by raising more capital through other shares offerings which will dilute your ownership in the Company. In addition, any new securities could have rights, preferences and privileges senior to those of the Shares. Furthermore, we cannot assure you that additional financing will be available when and to the extent we require or that, if available, it will be on acceptable terms.

Our binding letter of intent may not materialize into an acquisition. On December 15, 2020, the Company entered into a binding Letter of Intent with Klusman Family Holdings, LLC (“KFH”), and Aaron Klusman, pursuant to which the Company agreed to purchase 100% of the membership interest in KFH from Mr. Klusman, who is also Chief Executive Officer, Chairman of the Board, and a Director of the Company, for consideration consisting of payments totaling $1,500,000 and the issuance of 10,945,250 shares of common stock of the Company. KFH is engaged in the business of acquiring, leasing, and managing commercial real property in Arizona. The transaction is currently anticipated to close subsequent to July 31, 2021, but there can be no assurance that the Company will be able to complete this transaction.

Currently, we are solely relying on this letter of intent to acquire KFH. While we intend to enforce the letter of intent, the transaction outlined therein is ultimately subject to negotiating asset or equity purchase or merger agreements in good faith among the parties. We have no mortgage or other security interest in any property owned by KFH, which we believe has debt obligations which would be senior to any lien we filed anyway. Failure to reach consensus may subject us to significant delays in completing the acquisition, require court action to enforce it, or may even ultimately result in failure to consummate the acquisition, which will have a material adverse effect on the Company and may ultimately not permit us to achieve our business plans altogether.

We have outstanding debt to related parties and must raise capital to repay these related parties. The Company has entered into several promissory notes with related parties in an aggregate amount of approximately $598,000 that will need to be repaid in the foreseeable future. In addition to capital which must be raised to support payroll, legal and accounting fees, and to fund the anticipated needs of a real estate portfolio held by KFH, we must raise capital to repay these debt obligations with more immediate timeline demands. Capital raised in the past was from a related party with indebtedness due and payable beginning on June 30, 2021, and therefore we would need to locate an alternative source of capital to repay the related party notes. An event of default under those notes could negatively impact the Company and its operations.

We have extended loans to one related party to acquire real property but there is no guarantee that such acquisitions will take place and we may extend additional loans to this related party in the future. As of the date of this Annual Report, the Company had advanced an aggregate of approximately $1,400,000 to Klusman Family Holdings, LLC, and may advance additional amounts in the future. Each of the advances made was evidenced by an unsecured promissory note payable to the Company, but here can be no assurance that these advances will be fully repaid. The proceeds of each of these advances is to be used by Klusman Family Holdings, LLC toward the purchase of real property located in Arizona. Aaron Klusman is the sole member of Klusman Family Holdings, LLC. Mr. Klusman is also Chief Executive Officer and Chairman of the Board of the Company.

Our anticipated real property acquisitions may not perform as expected and similar opportunities may not be available in the future. Our business is dependent on our ability to acquire real property, and any growth through such acquisitions will depend in part upon the availability of suitable real property at attractive prices, terms and conditions, as well as sufficient liquidity and credit to fund these acquisitions. We may incur significant additional debt from time to time to finance any such acquisitions. If we incur additional debt, the risks associated with our leverage, including our ability to service our then-existing debt, would increase. Acquisitions of real property involve risks that business judgments made concerning the value, strengths and weaknesses of property acquired may prove to be incorrect.

There are inherent risks with real estate investments. Investments in real property are subject to varying degrees of risk. For example, an investment in real estate cannot generally be quickly converted to cash, limiting our ability to promptly vary our portfolio in response to changing economic, financial and investment conditions. Investments in real commercial estate are subject to adverse changes in general economic conditions which reduce the demand for rental space. Other factors also affect the value of real estate assets, including:

•	federal, state or local regulations and controls affecting rents, zoning, prices of goods, fuel and energy consumption, water and environmental restrictions;
•	the attractiveness of a property to tenants; and
•	labor and material costs.

Further, our investments in commercial real estate following the potential acquisition of KFH may not generate revenues sufficient to meet operating expenses.

We have not conducted the due diligence necessary to determine whether the commercial properties owned by KFH have sufficient rents to support the loans securing the properties; the need to renovate, make other necessary capital improvements, or demolish the buildings located on the commercial properties; any title issues, zoning, taxes, or potential condemnation proceedings, or other municipal requirements or regulations which may impact the value of the commercial properties; the impact of the COVID-19 pandemic on the tenants which occupy the properties and the potential for default in rent payments; or the long term viability of the property locations. In entering into the binding letter of intent, our management team relied on the long term favorable macroeconomic trends of net migration to the greater Phoenix area and Arizona in general, believing that the mass exodus from states such as California would benefit the commercial real estate market in general. However, the commercial property-by-property due diligence of the KFH real estate portfolio has not been completed and may result in the discovery of some material adverse concerns requiring significant additional capital and retention of independent consultants needing substantial capital infusions to resolve which we may not be able to finance.

We may be subject to environmental liability as a result of our ownership of commercial real estate. Various laws and regulations impose liability on real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at a property. This liability may be imposed without regard to the legality of the original actions and without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. If we fail to disclose environmental issues, we could also be liable to a buyer or lessee of a property. If we incur any such liability, our business could suffer significantly as it could be difficult for us to develop or sell such properties, or borrow funds using such properties as collateral. In the event of a substantial liability, our insurance coverage might be insufficient to pay the full damages, or the scope of available coverage may not cover certain of these liabilities. Additionally, liabilities incurred to comply with more stringent future environmental requirements could adversely affect our business.

Impact of COVID-19 on the Company. The global outbreak of COVID-19 has led to severe disruptions in general economic activities, as businesses and governments have taken broad actions to mitigate this public health crisis. Although the Company has not experienced any significant disruption to its business to date, these conditions could significantly negatively impact the Company’s business in the future.

The extent to which the COVID-19 outbreak ultimately impacts the Company’s business, future revenues, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity and longevity, the actions to curtail the virus and treat its impact (including an effective vaccine), and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, the Company may be at risk of experiencing a significant impact to its business as a result of the global economic impact, including any economic downturn or recession that has occurred or may occur in the future. As a result of the impact of COVID-19 on capital markets, the availability, amount and type of financing available to the Company in the near future is uncertain and cannot be assured and is largely dependent upon evolving market conditions and other factors. The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

The loss or unavailability of any of our executive officers or other key employees could have a material adverse effect on our business. We have a very small staff and depend greatly on the efforts of our executive officers and other key employees to manage our operations. The loss or unavailability of any of our executive officers or other key employees could have a material adverse effect on our business. In particular, we depend on Mr. Witherill to raise the capital we need to finance our acquisitions of real property and the loss of Mr. Witherill would likely result in the inability to acquire KFH, and we would then have no viable business plan to make the sale acquisition in process.

We have a limited operating history and rely heavily on our management to become profitable. The Company is subject to all the substantial risks inherent in the commencement of a new business enterprise. We anticipate that our expenses will increase in the foreseeable future. Costs including capital required investments in commercial real estate ventures as well as acquisition costs for legal and other related expenses to close on the acquisitions of properties, the filing of SEC reports, and the general marketing and administrative overhead associated with a new business. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. There can be no assurance that we will be profitable in the future.

Our operations are subject to cyber-attacks that could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition. Our operations are increasingly dependent on digital technologies and services. We use these technologies for internal purposes, including data storage, processing and transmissions, as well as in our interactions with investors and target investments. Digital technologies are subject to the risk of cyber-attacks. If our systems for protecting against cybersecurity risks prove not to be sufficient, we could be adversely affected by, among other things: loss of or damage to proprietary or confidential information, or investors, or employee data; interruption of our business operations; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with investors, employees and other third parties, and may result in claims against us. These risks could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Difficult conditions in the global capital markets and economy generally, as well as political conditions in the United States and elsewhere, may materially adversely affect our business. Our business will be materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. Economic growth, job growth, and general economic conditions in the United States have been severely impacted by the COVID-19 pandemic, and there is no guarantee that favorable economic conditions will return in the near future. Should economic growth continue to remain uncertain, it may have an adverse effect on us, in part because we will be very dependent upon consumer behavior once we begin operations. A prolonged period of slow economic growth or deterioration in economic conditions could change consumer behaviors. Factors such as consumer spending, business investment, government spending, tariffs, interest rates, tax rates, fuel, and other energy costs, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, our ability to generate revenue. An economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, and lower consumer spending would likely materially and adversely affect our business, results of operations, and financial condition.

Ownership of our shares is concentrated in a majority stockholder. The concentration of our capital stock ownership is with Farm House Partners, LLC, an Arizona limited liability company formed on August 7, 2020, of which Mr. Witherill is sole manager.

Raising additional capital may cause additional dilution to our stockholders or restrict our operations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring distributions. Any of these events could adversely affect our ability to achieve our product development and commercialization goals and have a material adverse effect on our business, financial condition and results of operations.

We have agreed to provide indemnification to our officers and directors. The Company’s Bylaws provide indemnification to the full extent provided by law to our directors and officers, and provide that, to the extent permitted by Nevada law, a director will not be personally liable for monetary damages to the Company or its stockholders for breach of his or her fiduciary duty as a director, except for liability for certain actions that may not be limited under Nevada law. These indemnification provisions may limit the ability of stockholders to seek recourse against our officers and directors.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

The Company operates out of its office located at 1206 East Warner Road, Suite 101-I, Gilbert, Arizona, 85296. There is no lease and the Company pays no rent for the use of this office.

ITEM 3 – LEGAL PROCEEDINGS

Nothing to disclose.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the OTC Pink under the symbol “ECRP” and as of May 31, 2021, there were 7,207,250 shares outstanding. Any over-the-counter market quotations reflect inter-dealer priced, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Holders

As of May 31, 2021, there were approximately seven holders of record of the Company’s common stock. The number of common stockholders was determined from the records of our stock transfer agent and does not reflect persons or entities that hold their shares in nominee or “street” name through various brokerage firms. All shares held by officers and directors of the Company are restricted shares subject to Rule 144 and may not be sold and/or transferred without further registration under the Act or pursuant to an applicable exemption. The Company has no agreement in place to register any of its shares with the SEC.

Dividends

No dividends have been declared on the Company’s stock, nor does the Company foresee any dividends being declared in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has no compensation plans under which its equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

All sales of unregistered securities during FY 2020 have previously been disclosed on the Company’s Quarterly Reports on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

None.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide Item 6 disclosure.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company underwent a change in control effective September 4, 2020. From October 1, 2020, through January 31, 2021, the Company’s operations were limited and focused on developing a new business operation involving investment in commercial real estate in Arizona.

Effective September 4, 2020, Farm House Partners, LLC, an Arizona limited liability company, purchased 4,500,000 shares of the Company’s common stock from Da Wei Jiang pursuant to a Stock Purchase Agreement, representing 78.8% of the issued and outstanding shares of common stock of the Company. Farm House Partners, LLC is owned 67% by Klusman Family Holdings, LLC, an Arizona limited liability company, and 17% by Debbie Rasmussen, the wife of Michael Witherill.

The amount of consideration for the purchase of such shares of common stock was a cash payment of $283,973, which was financed through short-term borrowings from two unaffiliated third parties.

As a condition of closing of the transaction, Zhang Shufang, the sole director and officer of the Company, resigned from all of his positions and Aaron Klusman and Michael Witherill were appointed as directors of the Company. In addition, Mr. Klusman was appointed as Chairman and Chief Executive Officer of the Company and Michael Witherill was appointed Vice-Chairman, Secretary, and Treasurer of the Company. The effective date of the resignation and appointments was September 18, 2020. On March 2, 2021, Michael Witherill resigned as Chief Financial Officer, Secretary, and Treasurer of the Company and Rick Gean was appointed to such positions. On April 27, 2021, John Morgan was appointed as a director of the Company.

Business and Related Risks and Uncertainties

As described above, the Company underwent a change in control transaction effective September 4, 2020, as a result of which new management of the Company terminated the Company’s existing business operations and decided to reorient the Company’s business activities into commercial real estate.

On December 15, 2020, the Company entered into a binding Letter of Intent with Klusman Family Holdings, LLC, and Aaron Klusman, pursuant to which the Company agreed to purchase 100% of the membership interest in Klusman Family Holdings, LLC from Aaron Klusman, who is also Chief Executive Officer, Chairman of the Board, and a Director of the Company, for consideration consisting of payments totaling $1,500,000 and the issuance of 10,945,250 shares of common stock of the Company. Klusman Family Holdings, LLC is engaged in the business of acquiring, leasing, and managing real property in Arizona. The transaction is currently anticipated to close subsequent to July 31, 2021, although there can be no assurances that the Company will be able to complete this transaction.

The Company has suffered losses from operations and negative operating cash flows since inception. As of January 31, 2021, the Company had not yet commenced any business activities in commercial real estate. The Company’s future business activities will be subject to significant risks and uncertainties, including the need for and availability of additional capital.

The Company’s proposed business and operations are sensitive to general business and economic conditions in the United States generally and in Arizona specifically. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the economy. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse developments in these general business and economic conditions could have a material adverse effect on the Company’s financial condition and the results of its operations, both in the short-term and the long-term, as well as on the Company’s ability to complete the transaction with Klusman Family Holdings, LLC as described above.

The Company has received significant financial support from a private investor, Lawrence Silver, to allow the Company to fund its business operations in 2021. From early January 2021 through May 8, 2021, the Company has raised working capital from Lawrence Silver through the sale of shares and short-term borrowings, which has provided an aggregate of $1,500,000 of equity capital and $500,000 of debt capital. The working capital provided by Lawrence Silver has provided the Company with the resources to fund the Company’s advances to Klusman Family Holdings, LLC to acquire commercial real estate in Arizona. As of May 8, 2021, Lawrence Silver owned approximately 28.5% of the issued and outstanding shares of the Company’s common stock, and the Company has an interest-bearing unsecured promissory note of $500,000 payable to Lawrence Silver that matures on June 22, 2021.

Discontinued Operations and Reclassifications

Prior to the change in control transaction described above, the Company was in the early stages of developing and financing a business plan to distribute 3D goods and accessories in China. As a result of the change in control transaction, the Company’s former business operations (for the period from October 1, 2020, through September 30, 2020) have been presented as discontinued operations as of January 31, 2021, and for the year ended January 31, 2021. Comparative amounts as of January 31, 2020, and for the year ended January 31, 2020, have been reclassified to conform to the current year’s presentation. These changes did not impact the Company’s net loss, shareholders’ equity (deficiency) or operating cash flows for any reported period.

Going Concern

The Company’s financial statements have been presented on the basis that the Company is a going concern, which contemplates among other things the receipt of receivables and satisfaction of liabilities in the normal course of business. As reflected in the Company’s financial statements, the Company has suffered losses from operations and negative operating cash flows since inception. During the year ended January 31, 2021, the Company incurred a net loss of $482,018. From October 1, 2020, through January 31, 2021, the Company’s operations were limited and focused on developing a new business operation involving investment in commercial real estate in Arizona. The Company has financed its working capital requirements since October 1, 2020, through short-term borrowings, including from its new control shareholder, and sales of common stock. At January 31, 2021, the Company did not have sufficient cash resources available to fund its operations and therefore has ongoing needs to raise additional funds in the short-term. However, there can be no assurances that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ended January 31, 2021, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The financial statements included elsewhere in this Form 10-K do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The development and expansion of the Company’s business subsequent to January 31, 2021, will be dependent on many factors, including the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that they will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business operations to a level that is commercially viable and self-sustaining. There is also significant uncertainty as to the effect that the coronavirus pandemic may have on the availability, amount, and type of financing in the future.

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its operations, obtain funds, if available, although there can be no certainty, through strategic alliances that may require the Company to relinquish rights to any assets, or to discontinue its operations entirely.

Concentrations

The Company may periodically contract with consultants and vendors to provide services related to the Company’s business activities. Agreements for these services may be for a specific time period or for a specific project or task.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes how entities measure credit losses for most financial assets, including accounts and notes receivables. ASU 2016-13 will replace the current “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the provisions of ASU 2016-13 as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which ASU 2016-13 is effective. ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. Management is currently in the process of assessing the impact of the adoption of ASU-2016-13 on the Company’s financial statement presentation and disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020. The adoption of ASU 2019-12 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The adoption of ASU 2020-06 is not expected to have any impact on the Company’s financial statement presentation or disclosures subsequent to its adoption, with any effect being largely dependent on the composition and terms of outstanding financial instruments at the time of adoption.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations presented below is based on the Company’s financial statements for the years ended January 31, 2021 and 2020, presented elsewhere in this document, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially effected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources. For a more complete description of the Company’s significant accounting policies, see Note 2 to the financial statements included elsewhere in this document.

Results of Operations

At January 31, 2021, the Company had no revenue-generating operations and is dependent on periodic infusions of debt and/or equity capital to fund its operating requirements. As described above, the Company is attempting to enter into the commercial real estate business but has not yet acquired any interests in commercial real estate, and there can be no assurances that the Company will be successful in this regard.

Operating Expenses

The Company generally recognizes operating costs and expenses as they are incurred in the appropriate category in the Company’s statement of operations. The Company’s operating costs and expenses may also include non-cash components related to depreciation and amortization of property and equipment and stock-based compensation.

General and administrative costs and expenses consist of accounting fees, audit fees, legal fees, transfer agent fees, and other general corporate expenses. Management expects general and administrative costs and expenses to increase in future periods as the Company develops its business operations and adds personnel, and incurs additional costs related to its increased operation as a public company including higher legal, accounting, insurance, compliance, compensation, and other costs.

The Company’s statements of operations as discussed herein are presented below.

	Years Ended
	January 31,
	2021	2020
Revenues	$—	$—

General and administrative costs and expenses:
Officers, directors, affiliates, and other related parties	342,500	—
Other	138,070	35,386
Total costs and expenses	480,570	35,386
Loss from operations	(480,570)	(35,386)
Other income (expense):
Interest income, related party	745	—
Interest expense, related party	(1,688)	—
Total other income (expense), net	(943)	—
Loss from continuing operations	(481,513)	(35,386)
Income (loss) from discontinued operations	(505)	8,921
Net loss	$(482,018)	$(26,465)

Net income (loss) per common share – basic and diluted
Loss from continuing operations	$(0.08)	$(0.01)
Income (loss) from discontinued operations	(0.00)	0.00
Net loss	$(0.08)	$(0.01)

Weighted average common shares outstanding – basic and diluted	5,763,534	5,707,250

Years Ended January 31, 2021 and 2020

Revenues. The Company did not have any operating revenues for the years ended January 31, 2021 and 2020.

General and Administrative Costs. For the year ended January 31, 2021, general and administrative costs and expenses were $480,570, which consisted of director, consulting, and professional fees to officers, directors, affiliates, and other related parties of $342,500, accounting and audit fees of $53,857, legal fees of $45,319, compensation and related benefits of $7,049, and other costs of $31,845.

For the year ended January 31, 2020, general and administrative costs were $35,386, which consisted of accounting and audit fees of $16,600, other professional fees of $8,090, rent expense of $3,600, depreciation expense of $4,166, bank charges of $682, and other costs of $2,248.

General and administrative costs increased by $445,213 in 2021, as compared to 2020, primarily as a result of increased accounting, audit fees and legal fees.

Loss from Operations. For the year ended January 31, 2021, the Company had a loss from operations of $480,570, as compared to a loss from operations of $35,386 for the year ended January 31, 2020.

Interest Income. For the year ended January 31, 2021, the Company had interest income of $745 related to the notes receivable from Klusman Family Holdings, LLC, a related party. The Company had no interest income for the year ended January 31, 2020.

Interest Expense. For the year ended January 31, 2021, the Company had interest expense of $1,688 related to the unsecured promissory notes payable to Farm House Partners, LLC, a related party. The Company had no interest expense for the year ended January 31, 2020.

Loss from Continuing Operations. For the year ended January 31, 2021, the Company had a loss from continuing operations of $481,513, as compared to a loss from continuing operations of $35,386 for the year ended January 31, 2020.

Income (Loss) from Discontinued Operations. For the year ended January 31, 2021, the Company had a loss from discontinued operations of $505. For the year ended January 31, 2020, the Company had income from discontinued operations of $8,921.

Net Loss. For the year ended January 31, 2021, the Company had a net loss of $482,018, as compared to a net loss of $26,465 for the year ended January 31, 2020. This significant increase in net loss was due to the significant increase in General and Administrative Costs.

Liquidity and Capital Resources – January 31, 2021

At January 31, 2021, the Company had working capital of $822,681, as compared to working capital deficiency of $22,672 at January 31, 2020, reflecting an increase in working capital of $845,353 for the year ended January 31, 2021. The increase in working capital during the year ended January 31, 2021, was the result of cash proceeds of $1,500,000 from the sale of Company common stock, which are being utilized to fund the Company’s advances on real estate owned by KFH and ongoing operating expenses. At January 31, 2021, the Company did not have sufficient cash available to fund its investing and operating activities and will need to raise additional funds in the short-term. However, there can be no assurances that the Company will be successful in this regard.

The Company has financed its working capital requirements since October 1, 2020, through short-term borrowings, including from its new control shareholder, and sales of common stock. The Company has also received significant financial support from a private investor, Lawrence Silver, to allow the Company to fund its business operations in 2021

The Company’s future business activities will be subject to significant risks and uncertainties, including the need for and availability of additional capital, and the Company’s business, financial condition, results of operations and cash flows may be impacted by a number of factors, many of which will be beyond the Company’s control.

No assurances can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business operations to a level that is commercially viable and self-sustaining. There is also significant uncertainty as to the effect that the coronavirus pandemic may have on the availability, amount and type of financing in the future.

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its operations, obtain funds, if available, although there can be no certainty, through strategic alliances that may require the Company to relinquish rights to any assets, or to discontinue its operations entirely.

Operating Activities. For the year ended January 31, 2021, operating activities utilized cash of $386,011, as compared to utilizing cash of $32,086 for the year ended January 31, 2020, to fund the Company’s ongoing operating expenses.

Investing Activities. For the year ended January 31, 2021, the Company’s investing activities consisted of providing an advance to, and the proceeds of notes receivable, to a related party, of $210,000 with respect to a pending transaction. For the year ended January 31, 2020, the Company had no investing activities.

Financing Activities. For the year ended January 31, 2021, financing activities consisted of the proceeds from the issuance of common stock of $1,500,000, and of loans from related parties of $54,770. Additionally, the loans from related parties of $54,770 were repaid during the year ended January 31, 2021. For the year ended January 31, 2020, financing activities consisted of proceeds from a related party loan of $13,700.

Discontinued Operating Activities. For the year ended January 31, 2021, discontinued operating activities generated cash of $10,600, as compared to generating cash of $14,662 for the year ended January 31, 2020.

Off-Balance Sheet Arrangements

At January 31, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Impact of COVID-19 on the Company

The global outbreak of COVID-19 has led to disruptions in general economic activities, as businesses and governments have taken broad actions to mitigate this public health crisis. Although the Company has not experienced any significant disruption to its business to date, these conditions could significantly negatively impact the Company’s business in the future.

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

There is also significant uncertainty as to the effect that COVID-19 may have on the amount and type of financing available to the Company in the future.

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

Other than as discussed above and elsewhere in these financial statements, the Company is not currently aware of any trends, events or uncertainties that are likely to have a material effect on the Company’s financial condition in the near term, although it is possible that new trends or events may develop in the future that could have a material effect on the Company’s financial condition.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide Item 7A disclosure.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item 8 is incorporated by reference to our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm beginning at page F-1 of this Report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements or reportable events with Michael Gillespie & Associates, PLLC, our former independent registered public accounting firm.

ITEM 9A – CONTROLS AND PROCEDURES

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

The Company is required to establish and maintain disclosure controls and procedures (as defined in Rules 13a-14(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that the Company files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

As required by Rule 15d-15(b) of the SEC, the Company carried out an evaluation, under the supervision and with the participation of its management, consisting of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2021, the end of the most recent period covered by this report.

Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of January 31, 2021, due to the identification of significant deficiencies and the existence of the material weaknesses in the Company’s internal control over financial reporting as described below, the Company concluded that the design and operation of its disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

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

The Company underwent a change in control transaction effective September 4, 2020, as a result of which the business, operations, accounting, board of directors and executive management of the Company changed. Based on the Company’s assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of January 31, 2021, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP and SEC reporting standards, for the reasons noted below.

As of the end of the fiscal year, executive management had not retained the financial and accounting staff necessary to conform to the checks and balances needed for proper internal controls, as well as with the technical competence and accounting experience to address accounting and reporting issues under US GAAP and SEC reporting standards. Current management recently retained a CFO qualified in public report issues and has retained the services of qualified outside consultants with expertise to perform specific accounting and finance functions, and to assist in the design of accounting and internal control systems. However, the Company has not yet completed the process to establish adequate internal controls over financial reporting, and it expects that this process will take some time to accomplish and will require the availability of additional operating capital. However, there can be no assurances that these efforts will be sufficient to fully develop and implement adequate disclosure controls and procedures and internal controls over financial reporting.

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

Management believes that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the period ended January 31, 2021.

Changes in Internal Controls over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended July 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the material weaknesses as noted above.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Membership and Board Committees

The directors serving the Company are as follows:

Name	Age	Date Term Began
Aaron Klusman, Chairman, CEO	40	September 18, 2020
Michael Witherill, Vice-Chair[1]	59	September 18, 2020
John P. Morgan	75	April 27, 2021

[1]	Mr. Witherill also served as the Company’s Chief Financial Officer, Secretary, and Treasurer from September 18, 2020, until March 2, 2021 and continues to serve as a consulting executive.

The Company’s directors will serve until the next annual meeting of the Company’s stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan, or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the Company’s board. There are also no arrangements, agreements, or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company’s affairs.

There are no agreements with respect to electing directors. The Board of Directors appoints officers annually and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time, and due to its small size does not believe that committees are necessary at this time. As of the date of this Annual Report, the Company’s entire Board fulfills the duties of an audit committee.

Aaron Klusman – Chairman and CEO

Aaron Klusman is Chairman and CEO of the Company. Mr. Klusman is a serial entrepreneur and private investor who specializes in real estate development. Mr. Klusman co-founded Camelback Realty Group, LLC in 2005 as a real estate holding company and member or partner in other real estate LLCs and partnerships. He is Co-Founder/Managing Partner in the private investment firm Camelback Partners and is a Co-Founder/Managing Partner of Camelback Realty Group, which invests principally in real estate land and development. Mr. Klusman is Founder/Owner of Neighborhood Concepts, under which he has founded such companies as Zoyo Neighborhood Yogurt, Modern Grove Neighborhood Eatery & Market and Neighborhood Initiatives Beverage Co, in 2016. He is a partner in First Cup, a regional franchisee of Dunkin Donuts, where he assists with business development throughout Arizona, Nevada, California and Colorado. Mr. Klusman also founded Klusman Family Holdings, LLC in 2009, a holding company for other real estate entities. Mr. Klusman is also the majority equity holder in Farm House Partners, LLC, which owns approximately 62.5% of the common stock of the Company as of the date of this Annual Report. Mr. Klusman serves on the boards of Grand Canyon University’s Colangelo College of Business, Hustle PHOENIX, Fellowship of Christian Athletes, and is the Chairman and founder of Camelback Society. Mr. Klusman graduated from Arizona State University in 2003. Mr. Klusman also serves as a director of Escondido Innovations, Inc. and Rivulet Media, Inc., a public company.

Michael J. Witherill – Vice-Chairman and Consultant

Michael Witherill is Vice-Chairman of the Company and a consulting executive. He has produced six movies in the last five years, including Drinking Buddies (staring Ana Kendrick, Olivia Wilde and Jake Johnson), Frontera (staring Ed Harris, Eva Longoria, Amy Madigan and Michael Pena), Cardboard Boxer (staring Thomas Hayden Church, Terrence Howard and Boyd Holbrook), and John Wick (starring Keanu Reeves). Mr. Witherill is also the producer of the music movie Stuck (staring Ashanti Douglas, Giancarlo Esposito, Amy Madigan, Arden Cho, Omar Chaparro and Gerard Canonico), which has won multiple film festival awards. Mr. Witherill founded Rise Entertainment, a motion picture production company, in 2012, for which he was the manager and CEO until he sold his interest in 2013. He was the manager of Frontera Productions, LLC, an entity wholly owned by Rise Entertainment and the entity in which the movie Frontera was produced. Mr. Witherill was manager of H & W Movie Partners, LLC since 2009, an entity involved with the production of the movie A Little Bit of Heaven. Mr. Witherill co-founded MJW Films, LLC in 2013. He was a co-manager of MJW Films, LLC until July 2014. MJW Films, LLC created the special purpose movie production entities Stuck Productions, LLC and its related entity Stuck Movie, Inc., J Wick Productions, LLC, Planet Productions, LLC, and Cardboard Productions, LLC. Mr. Witherill was the CEO of each of these entities. Mr. Witherill co-founded MJW Media, LLC in 2013, and served as its CEO until its merger with MJW Media, Inc. in 2016. MJW Media, LLC was a producer loan out and movie production/development company. Mr. Witherill co-founded MJW Music, LLC in 2013, and was its CEO until its merger with MJW Music, Inc. in 2016. MJW Music, LLC was a film music and talent music production company. Mr. Witherill is the Manager of Farm House Partners, LLC, which owns approximately 62.5% of the common stock of the Company as of the date of this Annual Report. Mr. Witherill received a football scholarship to Arizona State University where he played and graduated in 1985 with a BA in Business. Mr. Witherill is the Co-Founder of the largest Dunkin Donuts franchisee in the western United States with over 50 current locations. Mr. Witherill also serves as a director of Rivulet Media, Inc., a public company.

John Morgan - Director

John Morgan is managing partner at Falding Capital Group and Executive Vice President and Secretary of Technical Air Products. Mr. Morgan has over fifty years of business development and management experience. He has owned several publishing businesses, including include Graph-Ads, Inc. in Alma, Michigan, Advance Newspapers in Grand Rapids, Michigan, Flashes Publishers in Allegan, Michigan, and TDI Talking Phone Books in Grand Rapids, Michigan. In 1999, Mr. Morgan and his partner sold his publishing business to McCloud USA, which at the time was the fourth largest telecom company in the US. In 2000, Mr. Morgan acquired Eagle Tugs, an aviation and industrial material handling manufacturer, which he sold to Tronair in 2015. Also in 2000, Mr. Morgan, through Falding Capital Group, purchased Cannon Truck Equipment, a complex truck equipment up-fitter. In 2018, Mr. Morgan sold Cannon Truck Equipment to Versalift, which was owned by private equity firm Sterling Capital. Mr. Morgan served on the Board of Directors of the Bank of Alma from 1975-1997. Prior to 2006, Mr. Morgan was President of American Cargo, a dry freight and cutaway cube van manufacturer. Mr. Morgan graduated from Michigan State University with a BA in Communications in 1968. He has been married since 1967. He and his wife have three children and ten grandchildren and reside in Naples, Florida. Mr. Morgan also serves as a director of Rivulet Media, Inc., a public company.

Executive Officers

The executive officers serving the Company are as follows:

Name	Age	Position Held	Date Term Began
Aaron Klusman[1]	40	Chief Executive Officer, Chairman	September 18, 2020
Rick Gean	68	Chief Financial Officer, Secretary, Treasurer	March 2, 2021
Michael Witherill	59	Chief Financial Officer, Secretary, and Treasurer/Consulting Executive	September 18, 2020

[1]	Mr. Klusman’s biographical information is incorporated by reference to the board membership section of Item 10.

Michael Witherill – Consulting Executive

Mr. Witherill was appointed Chief Financial Officer, Secretary, and Treasurer of the Company on September 18, 2020. In connection with an anticipated transition away from the day-to-day operations of the Company, Mr. Witherill resigned from those positions and Rick Gean was appointed to those positions on March 2, 2021. However, Mr. Witherill continues to serve as a consulting executive on an as-needed basis and is an integral member of our executive team. In particular, Mr. Witherill is largely responsible for our ability to raise the capital we need to finance our acquisitions of real property and fund our general operating expenses. Mr. Witherill has received no compensation for his services as a consulting executive.

Mr. Witherill’s biographical information is incorporated by reference in the board membership section of Item 10.

Rick Gean – CFO, Secretary, and Treasurer

Mr. Gean has an extensive background working with emerging growth companies assisting in finance, accounting, capital formation, marketing, and operating strategies. He has worked with several companies, both public and private, advising on corporate finance issues, accounting, raising capital, and assisting in corporate development. Mr. Gean started his career in public accounting at a local Arizona CPA firm in 1983, where he was initially introduced to the uniquely specific issues faced by entrepreneurs in small, fast growing companies. The hands-on environment provided by a small CPA firm afforded Mr. Gean an opportunity to participate in all aspects of accounting and finance for a diverse company clientele. Since April 2015, Mr. Gean has run his own accounting firm, Gean Accounting Services, acting as virtual CFO and providing general finance advice and accounting for various companies, including: acting as CFO of PowerOneData International, Inc., an international smart grid company; financial advisor to Plum Mountain Imaging Corp., an MRI System rental and services company; financial advisor to Arrestage International, Inc., a natural skin care company; and acting as financial advisor and providing accounting services to Mind and Body Research, Inc., a start-up in the nutritional supplement and topical pain relief industry, advising on the acquisition of certain assets and various licenses. Prior to that, Mr. Gean worked with several emerging growth companies, serving as the Director of Mergers and Acquisitions and CFO for a regional investment banking firm. Mr. Gean also worked in corporate finance with a subsidiary of a California based venture capital firm, specializing in providing corporate finance and accelerator services to start-up and emerging growth companies. He acted as CFO for a nutraceutical manufacturing company and consultant to a publicly held company with a novel drug delivery technology, assisting in merger negotiations and fund raising activities. Mr. Gean attended the University of Arizona, majoring in Public Administration, where he graduated in 1975, and Arizona State University, where he majored in Accounting and graduated in 1978.

There are no family relationships among our executive officers and directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, other than as described below with respect to Mr. Witherill, none of our directors during the past ten years:

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time.

●	has been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

MJW Films, LLC, filed a petition in the United States Bankruptcy Court for the District of Arizona on October 22, 2018, under Chapter 11 of the U.S. Bankruptcy Code. Michael J. Witherill was Chief Executive Officer of MJW Films, LLC, at the time of the filing, but has subsequently resigned that position. On August 18, 2020, the matter was converted to a petition under Chapter 7 or the U.S. Bankruptcy Code. The parties in the bankruptcy proceeding have negotiated a settlement agreement, which was approved by the Court on January 8, 2021.

J Wick Productions, LLC, filed a petition in the United States Bankruptcy Court for the District of Arizona on October 26, 2018, under Chapter 11 of the U.S. Bankruptcy Code. Michael J. Witherill was an officer of J Wick Productions, LLC at the time of filing. The parties have now settled the matter and on September 29, 2020, an order granting the motion for final decree was entered with the U.S. Bankruptcy Court. On May 5, 2021, the case was reopened for the limited purpose of considering a Motion for Declaratory Relief related to the demands of Poquito Productions, LLC in connection with the settlement.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file.

Based solely on our review of the copies of such forms received by us with respect to the fiscal year ended January 31, 2021, the following Section 16(a) forms were filed late or failed to file: Farm House Partners LLC (one Form 3 with one transaction), Michael Witherill (one Form 3 with one transaction), Aaron Klusman (one Form 3), Lawrence Silver (one Form 3 with two transactions).

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. Due the recent change of control of the Company, new management is still in the process of developing such policies. Nevertheless, management makes every effort to ensure that our directors and executive officers engage in honest and ethical conduct; make full, fair, accurate, timely, and understandable disclosures in reports and documents filed with the SEC; and compiles with applicable laws, rules, and regulations.

Nominating Procedures

There have been no material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors during our last fiscal year.

Audit Committee and Audit Committee Financial Expert

The Company is not a “listed issuer” under SEC rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company’s  Board of Directors is deemed to be its  audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (a) selection and oversight of our independent accountant, (b) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters, and (c) engaging outside advisors.

ITEM 11 – EXECUTIVE COMPENSATION

Overview of Compensation Program

We currently have not appointed members to serve on a Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable, and competitive.

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company and that aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of peer companies. To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers In Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and directors of the Company. Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Summary Compensation Table

The following table sets forth, for the fiscal year, certain information regarding the compensation earned by the Company’s named executive officers.

Name and principal position	Year	Salary ($)	Total ($)
Aaron Klusman CEO and Director	2020	$175,000	$175,000
Zhang Shufang[1] President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, Director	2020 and 2019	$0	$0
Michael Witherill Director/Consulting Executive[1]	2020	$150,000	$150,000

[1]	Ms. Shufang resigned from all positions on September 18, 2021.

[2]	Mr. Witherill served as the Company’s Chief Financial Officer, Secretary, and Treasurer from September 18, 2020, until March 2, 2021, and this payment was for that service. Mr. Witherill continues to serve as a consulting executive to the Company.

Director Compensation

Compensation paid to Mr. Witherill and Mr. Klusman is disclosed in the above table. Mr. Morgan did not serve as a director during FY 2020.

Employment Agreements

The Company has not entered into employment agreements with its directors and/or officers, but anticipates doing so. Mr. Gean was not appointed to his positions of Chief Financial Officer, Secretary, and Treasurer until FY 2021, for which he will receive $96,000 per year as compensation for his services.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth, as of May 31, 2021, certain information regarding beneficial ownership of the Company’s common stock by (a) each person or entity who is known by the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock, (b) each of the Company’s directors, and (c) all directors and executive officers of the Company as a group. As of May 31, 2021, there were 7,207,250 shares of the Company’s common stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of May 31, 2021, pursuant to stock options, or other rights, if any, are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person. All shares indicated below are the Company’s common stock. This table is based upon information supplied by the Company’s directors, officers and principal stockholders and reports filed with the SEC.

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Michael Witherill 1206 East Warner Road, Suite 101-I Gilbert, Arizona, 85296	4,500,000[1]	62.44%
Lawrence M. Silver 200 East Palmetto Park Road #514 Boca Raton, FL 33432	2,050,000	28.44%
Daniel D. Crosser 225 12th Street Manhattan Beach, CA 90266	505,000	7.01%

[1]	These shares are owned by Farm House Partners LLC. Mr. Witherill’s beneficial ownership is by virtue of his position as sole manager of Farm House Partners LLC.

Security Ownership of Management

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Aaron Klusman	-	-
Michael Witherill	4,500,000[1]	62.44%
Rick Gean	-	-
Directors and Executive Officers as a group	4,500,000[1]	62.44%

[1]	These shares are owned by Farm House Partners LLC. Mr. Witherill’s beneficial ownership is by virtue of his position as sole manager of Farm House Partners LLC.

There are no arrangements, including any pledge of securities that may at a subsequent date result in a change of control of the Company.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On June 16, 2020, the Company’s former director loaned the Company $4,003. The loan was unsecured, non-interest bearing, and due on demand. As of July 31, 2020, all loans from the former director aggregating $37,283 had been cancelled and contributed to capital.

On October 13, 2020, the Company borrowed $4,770 from Michael Witherill, a director of the Company, pursuant to an unsecured promissory note. The note matured on November 13, 2020, was unsecured, and bore interest at a rate of 10% per annum. The principal balance of the promissory note, including related accrued interest in the amount of $29, was paid in full in November and December 2020.

During September and October 2020, an entity affiliated with Michael Witherill loaned the Company $858. The loan was unsecured, non-interest bearing, and due on demand. The loan was repaid on December 9, 2020.

On March 24, 2021, the Company borrowed $500,000 from Lawrence Silver, a holder of more than 5% of the Company’s common stock, and executed a promissory note payable to Mr. Silver. The promissory note is unsecured, matures on June 22, 2021, and bears the interest at a rate of 10% annum.

On April 20, 2021, the Company borrowed $8,000 from Michael Witherill pursuant to an unsecured promissory note. The note matures on July 31, 2021, is unsecured, and bears no interest.

Advance to Klusman Family Holdings, LLC

On October 27, 2020, the Company paid $50,000 to Klusman Family Holdings, LLC (“KFH”) as an advance against the purchase price under a binding letter of intent for the Company to acquire 100% of the membership interest in KFH, a company engaged in the commercial real estate business in Arizona. The advance is non-interest bearing and non-refundable. Consideration for the Company’s acquisition of the membership interest in KFH will consist of payments totaling $1,500,000 and the issuance of 10,945,250 shares of common stock of the Company. The transaction is currently anticipated to close subsequent to July 31, 2021, although there can be no assurances that the Company will be able to complete this transaction. Aaron Klusman, the Company’s CEO and Chairman, is the sole member of KFH.

Notes Receivable from Klusman Family Holdings, LLC

On January 12, 2021, the Company advanced the amount of $100,000 to KFH. The advance was evidenced by a promissory note payable to the Company. The note matures on June 30, 2021, is unsecured, bears interest at a rate of 10% per annum, and the unpaid principal and interest may be accelerated upon an event of default as defined thereunder. The amount advanced is to be used by KFH exclusively toward the purchase of real property located in Gilbert, Arizona. The $100,000 note receivable, and related accrued interest in the amount of $548, have been accounted for as non-current assets on the Company’s balance sheet at January 31, 2021.

On January 19, 2021, the Company, advanced the amount of $60,000 to KFH. The advance was evidenced by a promissory note payable to the Company. The note matures on June 30, 2021, is unsecured, bears interest at a rate of 10% per annum, and the unpaid principal and interest may be accelerated upon an event of default as defined thereunder. The amount advanced is to be used by KFH exclusively toward the purchase of real property located in Gilbert, Arizona. The $60,000 note receivable, and related accrued interest in the amount of $197, have been accounted for as non-current assets on the Company’s balance sheet at January 31, 2021.

On February 1, 2021, the Company, advanced the amount of $500,000 to KFH. The advance was evidenced by a promissory note payable to the Company. The note matures on June 30, 2021, is unsecured, bears interest at a rate of 10% per annum, and the unpaid principal and interest may be accelerated upon an event of default as defined thereunder. The amount advanced is to be used by KFH exclusively toward the purchase of real property located in Gilbert, Arizona.

On February 3, 2021, the Company, advanced the amount of $135,000 to KFH. The advance was evidenced by a promissory note payable to the Company. The note matures on June 30, 2021, is unsecured, bears interest at a rate of 10% per annum, and the unpaid principal and interest may be accelerated upon an event of default as defined thereunder. $130,000 of the amount advanced is to be used by KFH exclusively toward the purchase of real property located in Phoenix, Arizona, and $5,000 of the amount advanced is to be used by KFH exclusively toward the purchase of real property located in Phoenix, Arizona.

On February 19, 2021, the Company advanced the amount of $50,000 to KFH. The obligation to repay the advance was evidenced by a promissory note payable by KFH to the Company. The note matures on June 30, 2021, is unsecured, bears interest at a rate of 10% per annum, and the unpaid principal and interest may be accelerated upon an event of default as defined thereunder. The amount advanced is to be used by KFH exclusively toward the purchase of real property known as the Chandler Airport Business Center located in Chandler, Arizona.

On March 8, 2021, the Company, advanced the amount of $25,000 to KFH. The advance was evidenced by a promissory note payable to the Company. The note matures on June 30, 2021, is unsecured, bears interest at a rate of 10% per annum, and the unpaid principal and interest may be accelerated upon an event of default as defined thereunder. The amount advanced is to be used by KFH exclusively toward the purchase of real property located in Gilbert, Arizona.

On March 23, 2021, the Company, advanced the amount of $500,000 to KFH. The advance was evidenced by a promissory note payable to the Company. The note matures on June 30, 2021, is unsecured, bears interest at a rate of 10% per annum, and the unpaid principal and interest may be accelerated upon an event of default as defined thereunder. The amount advanced is to be used by KFH exclusively toward the purchase of real property located in Gilbert, Arizona.

Notes Payable to Farm House Partners, LLC

On October 27, 2020, the Company borrowed $50,000 from Farm House Partners, LLC (“Farm House”) and executed a promissory note payable to Farm House. The promissory note was unsecured, matures on October 27, 2021, and bears interest at a rate of 10% per annum. The principal amount of the promissory note was paid on January 29, 2021. The accrued interest of $1,306 was unpaid as of January 31, 2021. Farm House is the owner of approximately 62.5% of the shares of common stock of the Company and Michael Witherill, Vice-Chairman of the Company and the Company’s former Chief Financial Officer, Secretary, and Treasurer, is the sole manager of Farm House.

On November 4, 2020, the Company borrowed $15,000 from Farm House and executed a promissory note payable to Farm House. The promissory note payable was unsecured, matures on November 11, 2021, and bears the interest at a rate of 10% annum. The principal amount of the promissory note was paid on January 29, 2021. The accrued interest of $353 was unpaid as of January 31, 2021.

On December 8, 2020, the Company borrowed $20,000 from Farm House and executed a promissory note payable to Farm House. The note was scheduled to mature on January 31, 2021. The note is unsecured and bears no interest, and the unpaid principal may be accelerated upon an event of default as defined thereunder. This loan was paid in full on January 29, 2021.

On March 25, 2021, the Company borrowed $90,000 from Farm House and executed a promissory note payable to Farm House. The promissory note payable is unsecured, matures on September 30, 2021, and bears the interest at a rate of 10% annum.

Promoters and Certain Control Persons

None.

List of Parents

None.

Director Independence

The Company has one independent director.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in the fiscal year to its principal accountant:

	For the Year Ended January 31, 2021	For the Year Ended January 31,2020
1. Audit Fees	$28,064	$16,600
2. Audit-Related Fees	$10,603	$0
3. Tax Fees	$0	$0
4. All Other Fees	$11,940	$0
Total	$53,857	$16,000

Audit fees include fees for the audit of our annual financial statements, reviews of our quarterly financial statements, and related consents for documents filed with the SEC. Tax fees include fees for the preparation of our federal and state income tax returns. All other fees are from consulting costs created by the review of documents related to equity offerings.

All services listed were pre-approved by the Board of Directors, functioning as the Audit Committee in accordance with Section 2(a)(3) of the Sarbanes-Oxley Act of 2002.

The Board has considered whether the services described above are compatible with maintaining the independent accountant’s independence and has determined that such services have not adversely affected Farber Hass Hurley LLP’s independence.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Index

Except as otherwise indicated (a) all exhibits were previously filed, (b) all omitted exhibits are intentionally omitted, and (c) all Reports referenced below were filed under SEC file number 333-216868.

Exhibit #	Description
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of the Form S-1 filed on March 22, 2017.
3.2	Certificate of Correction to Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Form S-1 filed on March 22, 2017.
3.3	Bylaws, incorporated by reference to Exhibit 3.2 of the Form S-1 filed on March 22, 2017.
10.1	Promissory Note payable to Farm House Partners, LLC, dated October 27, 2020, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on December 21, 2020.
10.2	Letter of Intent, dated December 15, 2020, between Chee Corp. and Aaron Klusman, incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on December 21, 2020.
10.3	Promissory Note payable to Farm House Partners, LLC, dated December 8, 2020, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 15, 2021.
10.4	Promissory Note payable to Klusman Family Holdings, LLC, dated January 19, 2021, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on January 28, 2021.
10.5	Promissory Note payable by Klusman Family Holdings, LLC, dated January 12, 2021, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 26, 2021.
16.1	Letter from Michael Gillespie & Associates, PLLC dated November 13, 2020, to the Securities and Exchange Commission, incorporated by reference to Exhibit 16.1 of the Form 8-K filed on November 13, 2020.
21.1 *	Subsidiaries of the Company
31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1 *	Section 1350 Certifications.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

ITEM 16 – FORM 10-K SUMMARY

None.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 7, 2021.

CHEE CORP., a Nevada corporation

By: /s/ Aaron Klusman
Aaron Klusman
Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

By: /s/ Rick Gean
Rick Gean
Chief Financial Officer, Secretary, and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 7, 2021.

/s/ Aaron Klusman
Aaron Klusman
Chief Executive Officer, Chairman of the Board
(Principal Executive Officer)

/s/ Michael Witherill
Michael Witherill
Vice-Chairman

/s/ John Morgan
John Morgan
Director

CHEE CORP.

INDEX TO FINANCIAL STATEMENTS
(INCLUDING REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS)

Years Ended January 31, 2021 and 2020

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Chee Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Chee Corp. as of January 31, 2020 and the related statements of operations, changes in stockholder’s equity (deficiency) and cash flows, and the related notes (collectively referred to as the “financial statements”) for the short year period from February 1, 2020 through September 30, 2020 and for the fiscal year ended January 31, 2020. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and January 31, 2020 and the results of its operations and its cash flows for the short year period from February 1, 2020 through September 30, 2020 and for the fiscal year ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had limited operations and has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We served as the Company’s auditor from February 8, 2018 through November 13, 2020.

Seattle, Washington

April 21, 2020 for the financial statements as of and for the fiscal year ended January 31, 2020

May 11, 2021 for the short year period from February 1, 2020 through September 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Chee Corp.
Gilbert, Arizona

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Chee Corp. (the “Company”) as of January 31, 2021, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the year ended January 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. The financial statements of the Company as of January 31, 2020 and for the year then ended were audited by other auditors whose report dated April 21, 2020 included a going concern modification on those financial statements.

We did not audit the Company’s statement of operations from February 1, 2020 through September 30, 2020, which statement reflects costs of discontinued operations (net of related revenues from discontinued operations) of the Company’s former operations in China representing approximately 0.1% of total operating costs for the year ended January 31, 2021. These costs were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to these costs included in the financial statements, is based solely on the report of the other auditors.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company underwent a change in control effective September 4, 2020 and in conjunction therewith its business operations through September 30, 2020 were accounted for as discontinued operations. From October 1, 2020 through January 31, 2021, the Company’s operations were limited and focused on developing a new business operation involving investment in commercial real estate in Arizona. The Company has financed its working capital requirements since October 1, 2020 through short-term borrowings, including from its new control shareholder, and sales of common stock. Accordingly, management has concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Farber Hass Hurley LLP

We have served as the Company’s auditor since November 2020.

Oxnard, California
June 7, 2021

CHEE CORP.

BALANCE SHEETS

	January 31,
	2021	2020
ASSETS
Current assets:
Cash	$914,695	$106
Prepaid expenses	1,290	—
Current assets – discontinued operations	—	10,272
Total current assets	915,985	10,378
Advance to Klusman Family Holdings, LLC, a related party	50,000	—
Notes receivable from Klusman Family Holdings, LLC, a related party, including accrued interest of $745	160,745	—
Non-current assets – discontinued operations	—	833
Total assets	$1,126,730	$11,211

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$91,645	$3,300
Accrued interest payable to Klusman Family Holdings, LLC, a related party	1,659	—
Due to related party	—	29,750
Total current liabilities	93,304	33,050

Commitments and contingencies

Stockholders’ equity (deficiency):
Common stock, $0.001 par value; authorized – 75,000,000 shares; issued, issuable, and outstanding – 7,207,250 shares and 5,707,250 shares at January 31, 2021 and 2020, respectively	7,207	5,707
Additional paid-in capital	1,558,721	22,938
Accumulated deficit	(532,502)	(50,484)
Total stockholders’ equity (deficiency)	1,033,426	(21,839)
Total liabilities and stockholders’ equity (deficiency)	$1,126,730	$11,211

See accompanying notes to financial statements.

CHEE CORP.

STATEMENTS OF OPERATIONS

	Years Ended
	January 31,
	2021	2020
Revenues	$—	$—

General and administrative costs and expenses:
Compensation to officers, directors, affiliates, and other related parties	342,500	—
Other	137,070	35,386
Total costs and expenses	480,570	35,386
Loss from operations	(480,570)	(35,386)
Other income (expense):
Interest income, related party	745	—
Interest expense, related party	(1,688)	—
Total other income (expense), net	(943)	—
Loss from continuing operations	(481,513)	(35,386)
Income (loss) from discontinued operations	(505)	8,921
Net loss	$(482,018)	$(26,465)

Net income (loss) per common share – basic and diluted
Loss from continuing operations	$(0.08)	$(0.01)
Income (loss) from discontinued operations	(0.00)	0.00
Net loss	$(0.08)	$(0.01)

Weighted average common shares outstanding – basic and diluted	5,763,534	5,707,250

See accompanying notes to financial statements.

CHEE CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Years Ended January 31, 2021 and 2020

					Total
	Common Stock		Additional		Stockholders’
		Par	Paid-in	Accumulated	Equity
	Shares	Value	Capital	Deficit	(Deficiency)
Balance, January 31, 2019	5,707,250	$5,707	$22,938	$(24,019)	$4,626
Net loss	—	—	—	(26,465)	(26,465)
Balance, January 31, 2020	5,707,250	5,707	22,938	(50,484)	(21,839)
Loans and advances payable contributed to capital by related party	—	—	37,283	—	37,283
Proceeds from sale of common stock	1,500,000	1,500	1,498,500	—	1,500,000
Net loss	—	—	—	(482,018)	(482,018)
Balance, January 31, 2021	7,207,250	$7,207	$1,558,721	$(532,502)	$1,033,426

See accompanying notes to financial statements.

CHEE CORP.

STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(482,018)	$(26,465)
Income (loss) from discontinued operations	(505)	8,921
Net loss from continuing operations	(481,513)	(35,386)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in -
Advances from related parties	7,533	—
Prepaid expenses	(1,290)	—
Accrued interest receivable	(745)	—
Increase (decrease) in -
Accounts payable and accrued expenses	88,345	3,300
Accrued interest payable to Klusman Family Holdings, LLC, a related party	1,659	—
Net cash used in operating activities	(386,011)	(32,086)

Cash flows from investing activities:
Advance to Klusman Family Holdings, LLC, a related party	(50,000)	—
Notes receivable from Klusman Family Holdings, LLC, a related party	(160,000)	—
Net cash used in investing activities	(210,000)	—

Cash flows from financing activities:
Related party loans	50,000	13,700
Proceeds from sale of common stock to a related party	1,500,000	—
Loan from Michael Witherill, a related party	4,770	—
Repayment of loans from Farm House Partners, LLC and Michael Witherill	(54,770)	—
Net cash provided by financing activities	1,500,000	13,700

Net cash provided by discontinued operations	10,600	14,662

Cash:
Net increase (decrease)	914,589	(3,724)
Balance at beginning of period	106	3,830
Balance at end of period	$914,695	$106

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$29	$—
Income taxes	$—	$—

Noncash investing and financing activities:
Loan payable contributed to capital by related party	$37,283	$—

See accompanying notes to financial statements.

CHEE CORP.

NOTES TO FINANCIAL STATEMENTS

Years Ended January 31, 2021 and 2020

1. ORGANIZATION AND BASIS OF PRESENTATION

Chee Corp. (the “Company”) was incorporated on October 26, 2016 under the laws of the State of Nevada.

The Company underwent a change in control effective September 4, 2020 and in conjunction therewith its business operations through September 30, 2020 were accounted for as discontinued operations. From October 1, 2020 through January 31, 2021, the Company’s operations were limited and focused on developing a new business operation involving investment in commercial real estate in Arizona.

Change in Control Transaction

Effective September 4, 2020, Farm House Partners, LLC, an Arizona limited liability company, purchased 4,500,000 shares of the Company’s common stock from Da Wei Jiang pursuant to a Stock Purchase Agreement, representing 78.8% of the issued and outstanding shares of common stock of the Company. Farm House Partners, LLC is owned 67% by Klusman Family Holdings, LLC, an Arizona limited liability company, and 17% by Debbie Rasmussen, the wife of Michael Witherill.

The amount of consideration for the purchase of such shares of common stock was a cash payment of $283,973, which was financed through short-term borrowings from two unaffiliated third parties.

As a condition of closing of the transaction, Zhang Shufang, the sole director and officer of the Company, resigned from all of his positions and Aaron Klusman and Michael Witherill were appointed as directors of the Company. In addition, Mr. Klusman was appointed as Chairman and Chief Executive Officer of the Company and Mr. Witherill was appointed Vice-Chairman, Secretary, and Treasurer of the Company. The effective date of the resignation and appointments was September 18, 2020. The effective date of the resignation and appointments was September 18, 2020.

On March 2, 2021, Mr. Witherill resigned from his positions as Vice-Chairman, Secretary, and Treasurer, and Rick Gean was appointed to such positions. Mr. Gean served as a consultant to the Company from February 18, 2021, to March 2, 2021. On April 27, 2021, John Morgan was appointed as a director of the Company.

Business

As described above, the Company underwent a change in control transaction effective September 4, 2020, as a result of which new management of the Company terminated the Company’s existing business operations and decided to reorient the Company’s business activities into commercial real estate.

On December 15, 2020, the Company entered into a binding Letter of Intent with Klusman Family Holdings, LLC, and Aaron Klusman, pursuant to which the Company agreed to purchase 100% of the membership interest in Klusman Family Holdings, LLC from Aaron Klusman, who is also Chief Executive Officer, Chairman of the Board, and a Director of the Company, for consideration consisting of payments totaling $1,500,000 and the issuance of 10,945,250 shares of common stock of the Company. Klusman Family Holdings, LLC is engaged in the business of acquiring, leasing, and managing real property in Arizona. The transaction is currently anticipated to close subsequent to July 31, 2021, although there can be no assurances that the Company will be able to complete this transaction. Upon closing, the Company expects that this transaction would be accounted for as a reverse recapitalization.

The Company has suffered losses from operations and negative operating cash flows since inception. As of January 31, 2021, the Company had not yet commenced any business activities in commercial real estate. The Company’s future business activities will be subject to significant risks and uncertainties, including the need for and availability of additional capital.

Discontinued Operations and Reclassifications

Prior to the change in control transaction described above, the Company was in the early stages of developing and financing a business plan to distribute 3D goods and accessories in China. As a result of the change in control transaction, the Company’s former business operations (for the period from October 1, 2020 through September 30, 2020) have been presented as discontinued operations as of January 31, 2021 and for the year ended January 31, 2021. Comparative amounts as of January 31, 2020 and for the year ended January 31, 2020 have been reclassified to conform to the current year’s presentation. These changes did not impact the Company’s net loss, shareholders’ equity (deficiency) or operating cash flows for any reported period.

Going Concern

The Company’s financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has suffered losses from operations and negative operating cash flows since inception. During the year ended January 31, 2021, the Company incurred a net loss of $482,018. As discussed above, the Company underwent a change in control effective September 4, 2020 and in conjunction therewith its business operations through September 30, 2020 were accounted for as discontinued operations. From October 1, 2020 through January 31, 2021, the Company’s operations were limited and focused on developing a new business operation involving investment in commercial real estate in Arizona. The Company has financed its working capital requirements since October 1, 2020 through short-term borrowings, including from its new control shareholder, and sales of common stock. At January 31, 2021, the Company did not have sufficient cash resources available to fund its operations and will therefore need to raise additional funds in the short-term. However, there can be no assurances that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s financial statements for the year ended January 31, 2021, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The development and expansion of the Company’s business subsequent to January 31, 2021 will be dependent on many factors, including the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that they will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business operations to a level that is commercially viable and self-sustaining. There is also significant uncertainty as to the effect that the coronavirus pandemic may have on the availability, amount, and type of financing in the future.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).

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

Risks and Uncertainties

The Company has suffered losses from operations and negative operating cash flows since inception. The Company underwent a change in control effective September 4, 2020 and in conjunction therewith its business operations through September 30, 2020 were accounted for as discontinued operations. From October 1, 2020 through January 31, 2021, the Company’s operations were limited and focused on developing a new business operation involving investment in commercial real estate in Arizona.

On December 15, 2020, the Company entered into a binding Letter of Intent with Klusman Family Holdings, LLC, and Aaron Klusman, pursuant to which the Company agreed to purchase 100% of the membership interest in Klusman Family Holdings, LLC from Aaron Klusman, who is also Chief Executive Officer, Chairman of the Board, and a Director of the Company, for consideration consisting of payments totaling $1,500,000 and the issuance of 10,945,250 shares of common stock of the Company. Klusman Family Holdings, LLC is engaged in the business of acquiring, leasing, and managing real property in Arizona. The transaction is currently anticipated to close subsequent to July 31, 2021, although there can be no assurances that the Company will be able to complete this transaction. Upon closing, the Company expects that this transaction would be accounted for as a reverse recapitalization.

The Company’s proposed business and operations are sensitive to general business and economic conditions in the United States generally and in Arizona specifically. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the economy. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse developments in these general business and economic conditions could have a material adverse effect on the Company’s financial condition and the results of its operations, both in the short-term and the long-term, as well as on the Company’s ability to complete the transaction with Klusman Family Holdings, LLC as described above.

The Company has financed its working capital requirements since October 1, 2020 through short-term borrowings, including from its new control shareholder, and sales of common stock. At January 31, 2021, the Company did not have sufficient cash resources available to fund its operations and will therefore need to raise additional funds in the short-term. However, there can be no assurances that the Company will be successful in this regard.

The Company has received significant financial support from a private investor, Lawrence Silver, to allow the Company to fund its business operations in 2021. From early January 2021 through May 8, 2021, the Company has raised working capital from Lawrence Silver through the sale of shares and short-term borrowings, which has provided an aggregate of $1,500,000 of equity capital and $500,000 of debt capital (as described in Notes 6 and 9) The working capital provided by Lawrence Silver has provided the Company with the resources to fund the Company’s advances to Klusman Family Holdings, LLC to acquire various real estate properties in Arizona (as described in Notes 3 and 9). As of May 8, 2021, Lawrence Silver currently owns approximately 28.5% of the issued and outstanding shares of the Company’s common stock, and the Company has an interest-bearing unsecured promissory note of $500,000 payable to Lawrence Silver that matures on June 22, 2021.

Cash

The Company maintains its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Company may periodically have cash balances in banks in excess of FDIC insurance limits. The Company has not experienced any losses to date resulting from this practice.

Concentrations

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

The Company had no unrecognized tax benefits as of January 31, 2021 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of January 31, 2021, the Company had no uncertain tax positions, and will continue to evaluate for uncertain tax positions in subsequent periods. In future periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

The Company will account for stock-based payments to officers, directors, employees, contractors, and consultants by measuring the cost of services received in exchange for equity awards utilizing the grant date fair value of the awards, with the cost recognized as compensation expense over the period during which the individual is required to perform services in exchange for the award, which is generally over the vesting period of the award.

The fair value of stock options granted as stock-based compensation will be determined utilizing the Black-Scholes option-pricing model, and is effected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock. Estimated volatility is based on the historical volatility of the Company’s common stock over an appropriate calculation period, or, if not available, by reference to the volatility of a representative sample of comparable public companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of the common stock is determined by reference to the quoted market price of the Company’s common stock on the grant date.

The Company will recognize the fair value of stock-based compensation awards in in the Company’s statements of operations. Through January 31, 2021, the Company has not incurred any stock-based compensation costs. The Company will issue new shares of common stock to satisfy any stock option exercises.

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

Level 3. Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. Financial assets and liabilities utilizing Level 3 inputs include infrequently traded non-exchange-based derivatives and commingled investment funds and are measured using present value pricing models.

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

Leases

Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”) requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. ASU 2016-02 requires recognition in the statement of operations of a single lease cost that is calculated as a total cost of the lease allocated over the lease term, generally on a straight-line basis. ASU 2016-02 excludes short-term operating leases with a lease term of 12 months or less at the commencement date, and that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. The Company did not have any leases within the scope of ASU 2016-02 at January 31, 2021.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes how entities measure credit losses for most financial assets, including accounts and notes receivables. ASU 2016-13 will replace the current “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the provisions of ASU 2016-13 as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which ASU 2016-13 is effective. ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. Management is currently in the process of assessing the impact of the adoption of ASU-2016-13 on the Company’s financial statement presentation and disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020. The adoption of ASU 2019-12 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The adoption of ASU 2020-06 is not expected to have any impact on the Company’s financial statement presentation or disclosures, with any effect being largely dependent on the composition and terms of outstanding financial instruments at the time of adoption.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. ADVANCE AND NOTES RECEIVABLE FROM KLUSMAN FAMILY HOLDINGS, LLC

Advance to Klusman Family Holdings, LLC

On October 27, 2020, the Company paid $50,000 to Klusman Family Holdings, LLC (“KFH”) as an advance against the purchase price under a binding letter of intent for the Company to acquire 100% of the membership interest in KFH, a company engaged in the commercial real estate business in Arizona. The advance is non-interest bearing and non-refundable. Consideration for the Company’s acquisition of the membership interest in KFH will consist of payments totaling $1,500,000 and the issuance of 10,945,250 shares of common stock of the Company. The $50,000 advance has been accounted for as a non-current asset on the Company’s balance sheet at January 31, 2021. The transaction is currently anticipated to close subsequent to July 31, 2021, although there can be no assurances that the Company will be able to complete this transaction. Upon closing, the Company expects that this transaction would be accounted for as a reverse recapitalization.

Notes Receivable from Klusman Family Holdings, LLC

On January 12, 2021, the Company advanced the amount of $100,000 to KFH. Repayment of this amount was evidenced by a promissory note executed by KFH and payable to the Company. The note matures on June 30, 2021, is unsecured, bears interest at a rate of 10% per annum, and the unpaid principal and interest may be accelerated upon an event of default as defined thereunder. The amount advanced is to be used by KFH exclusively toward the purchase of real property known as the Collab located at 325 North Ash Street in Gilbert, Arizona. The $100,000 note receivable, and related accrued interest in the amount of $548, have been accounted for as non-current assets on the Company’s balance sheet at January 31, 2021.

On January 19, 2021, the Company, advanced the amount of $60,000 to KFH. The advance was evidenced by a promissory note payable by KFH to the Company. The note matures on June 30, 2021, is unsecured, bears interest at a rate of 10% per annum, and the unpaid principal and interest may be accelerated upon an event of default as defined thereunder. The amount advanced is to be used by KFH exclusively toward the purchase of real property known as the Collab located at 325 North Ash Street in Gilbert, Arizona. The $60,000 note receivable, and related accrued interest in the amount of $197, have been accounted for as non-current assets on the Company’s balance sheet at January 31, 2021.

Additional notes receivable from KFH are described in Note 9.

Information regarding the parties to these transactions is included in the description of the September 4, 2020 change in control transaction described in Note 1.

4. PROMISSORY NOTES PAYABLE TO FARM HOUSE PARTNERS, LLC

On October 27, 2020, the Company borrowed $50,000 from Farm House Partners, LLC (“Farm House”) and executed a promissory note payable to Farm House. The promissory note was unsecured, matures on October 27, 2021, and bears interest at a rate of 10% per annum. The principal amount of the promissory note was paid on January 29, 2021. The accrued interest of $1,306 was unpaid as of January 31, 2021. Farm House is the owner of approximately 62.5% of the shares of common stock of the Company and Michael Witherill, Vice-Chairman of the Company and the Company’s former Chief Financial Officer, Secretary, and Treasurer, is the sole manager of Farm House.

On November 4, 2020, the Company borrowed $15,000 from Farm House. The promissory note payable was unsecured, matures on November 11, 2021, and bear the interest at a rate of 10% annum. The principal amount of the promissory note was paid on January 29, 2021. The accrued interest of $353 was unpaid as of January 31, 2021.

On December 8, 2020 the Company executed a promissory note payable to Farm House, as lender, pursuant to which the Company borrowed $20,000. The note was scheduled to mature on January 31, 2021. The note is unsecured and bears no interest, and the unpaid principal may be accelerated upon an event of default as defined thereunder. This loan was paid in full on January 29, 2021.

Information regarding the parties to this transaction is included in the description of the September 4, 2020 change in control transaction described in Note 1.

5. RELATED PARTY TRANSACTIONS

On June 16, 2020, the Company’s former director loaned the Company $4,003. The loan was unsecured, non-interest bearing, and due on demand. As of July 31, 2020, all loans from the former director aggregating $37,283 had been cancelled and contributed to capital.

On October 13, 2020, the Company borrowed $4,770 from Michael Witherill pursuant to an unsecured promissory note payable. The note matured on November 13, 2020, was unsecured, and bore interest at a rate of 10% per annum. The principal balance of the promissory note, including related accrued interest in the amount of $29, was paid in full in November and December 2020.

During September and October 2020, an entity affiliated with Michael Witherill, a director of the Company, loaned the Company $858. The loan was unsecured, non-interest bearing, and due on demand. The loan was repaid on December 9, 2020.

During January 2021, the Company made one-time payments of $125,000 to each of Aaron Klusman and Michael Witherill as compensation for their services as directors and officers of the Company. Michael Witherill resigned as Chief Financial Officer, Secretary, and Treasurer of the Company on March 2, 2021.

During the year ended January 31, 2021, the Company incurred salary and fees to officers, directors, consultants and professionals in the amount of $342,500 as follows:

Aaron Klusman	$175,000
Michael Witherill	150,000
Lanna Dodd	17,500
Total	$342,500

The Company did not have any similar related party costs and expenses for the year ended January 31, 2020, as new officers and directors were appointed in conjunction with the change in control transaction that the Company underwent effective September 4, 2021, as described in Note 1.

Additional related party transactions are described in Notes 3 and 4.

6. STOCKHOLDERS’ EQUITY (DEFICIENCY)

The Company is authorized to issue a total of 75,000,000 shares of common stock, par value $0.001 per share, of which 7,207,250 shares and 5,707,250 shares were issued and outstanding at January 31, 2021 and 2020, respectively.

As of July 31, 2020, all loans from a former director aggregating $37,283 had been cancelled and contributed to capital. Additional information regarding these loans is described in Note 5.

On January 7, 2021, the Company, entered into a subscription agreement with Lawrence Silver pursuant to which the Company sold 400,000 shares of its common stock for a purchase price of $400,000.

On January 29, 2021, the Company entered into a subscription agreement with Lawrence Silver pursuant to which the Company sold 1,000,000 shares for a purchase price of $1,000,000.

In January 2021, the Company received proceeds of $100,000 from the sale of 100,000 shares of common stock to Lawrence Silver. On April 15, 2021, the Company and Lawrence Silver entered into a subscription agreement with respect to the sale of the 100,000 shares of common stock. As the proceeds were received by the Company prior to January 31, 2021, these shares are reflected as issuable and outstanding in the accompanying financial statements as of January 31, 2021.

7. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of January 31, 2021 and 2020 are summarized below.

	January 31,
	2021	2020
Net operating loss carryforwards	$139,000	$15,300
Valuation allowance	(139,000)	(15,300)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of January 31, 2021, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended January 31, 2021 and 2020 due to the losses incurred during such periods. The reconciliation below presents the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended January 31, 2021 and 2020.

	Years Ended January 31,
	2021	2020
U. S. federal statutory tax rate	21.0%	21.0%
Change in valuation allowance	(21.0)%	(21.0)%
Effective tax rate	0.0%	0.0%

At January 31, 2021, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $554,800. Federal net operating losses, if not utilized earlier, expire through 2040.

Additionally, at January 31, 2021, the Company has available net operating loss carryforwards for federal income tax purposes which were acquired from the accounting acquiree in connection with the reverse acquisition transaction. Under Internal Revenue Code Section 382, the Company’s ability to use these net operating loss carryforwards is severely limited because of statutory change in control provisions, as a result of which they are not material and are therefore not included in the deferred tax assets described herein.

As the Company’s net operating losses have yet to be utilized, all tax years remain open to examination by federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

8. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company may, from time to time, be involved in legal proceedings, regulatory actions, claims, and litigation arising in the ordinary course of business, which are not expected to have a material adverse effect upon the Company’s financial statements. As of January 31, 2021, the Company was not a party to any pending or threatened legal proceedings.

Impact of COVID-19 on the Company

The global outbreak of COVID-19 has led to disruptions in general economic activities, as businesses and governments have taken broad actions to mitigate this public health crisis. Although the Company has not experienced any significant disruption to its business to date, these conditions could significantly negatively impact the Company’s business in the future.

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

There is also significant uncertainty as to the effect that COVID-19 may have on the amount and type of financing available to the Company in the future.

The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

9. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date of filing of these financial statements with the SEC. There were no material subsequent events which affected, or could affect, the amounts or disclosures in the financial statements, other than as described below.

Notes Receivable from Klusman Family Holdings, LLC

On February 1, 2021, the Company advanced the amount of $500,000 to KFH. The obligation to repay the advance was evidenced by a promissory note payable to KFH to the Company. The note matures on June 30, 2021, is unsecured, bears interest at a rate of 10% annum, and the unpaid principal and interest may be accelerated upon an event of default as defined thereunder. The amount advanced is to be used by KFH exclusively toward the purchase of real property known as the Collab located at 325 North Ash Street in Gilbert, Arizona.

On February 3, 2021, the Company advanced the amount of $135,000 to KFH. The obligation to repay the advance was evidenced by a promissory note payable by KFH to the Company. The note matures on June 30, 2021, are unsecured, bear interest at a rate of 10% per annum, and the unpaid principal and interest may be accelerated upon an event of default as defined thereunder. Of the amount advanced, $130,000 is to be used by KFH exclusively toward the purchase of real property known as Union Station located in Phoenix, Arizona. The remaining $5,000 of the amount advanced is to be used by KFH exclusively toward the purchase of real property known as the Ice House located in Phoenix, Arizona.

On February 19, 2021, the Company advanced the amount of $50,000 to KFH. The obligation to repay the advance was evidenced by a promissory note payable by KFH to the Company. The note matures on June 30, 2021, is unsecured, bears interest at a rate of 10% per annum, and the unpaid principal and interest may be accelerated upon an event of default as defined thereunder. The amount advanced is to be used by KFH exclusively toward the purchase of real property known as the Chandler Airport Business Center located at 2270 South Airport Boulevard in Chandler, Arizona.

On March 8, 2021, the Company advanced the amount of $25,000 to KFH. The obligation to repay the advance was evidenced by a promissory note payable by KFH to the Company. The note matures on June 30, 2021, is unsecured, bears interest at a rate of 10% per annum, and the unpaid principal and interest may be accelerated upon an event of default as defined thereunder. The amount advanced is to be used by KFH exclusively toward the purchase of real property referred to as the Collab located at 325 North Ash Street in Gilbert, Arizona.

On March 23, 2021, the Company advanced the amount of $500,000 to KFH. The obligation to repay the advance was evidenced by a promissory note payable by KFH to the Company. The note matures on June 30, 2021, is unsecured, bears interest at a rate of 10% per annum, and the unpaid principal and interest may be accelerated upon an event of default as defined thereunder. The amount advanced is to be used by KFH exclusively toward the purchase of real property known referred to as the Collab located at 325 North Ash Street in Gilbert, Arizona.

Notes Payable to Related Parties

On March 24, 2021, the Company borrowed the amount of $500,000 from Lawrence Silver. The obligation to repay the advance was evidenced by a promissory note payable to Lawrence Silver by the Company. The note matures on June 22, 2021, is unsecured, bears interest at a rate of 10% per annum, and the unpaid principal and interest may be accelerated upon an event of default as defined thereunder.

On March 25, 2021, the Company borrowed the amount of $90,000 from Farm House Partners, LLC. The obligation to repay the advance was evidenced by a promissory note payable by the Company. The note matures on September 30, 2021, is unsecured, bears interest at a rate of 10% per annum, and the unpaid principal and interest may be accelerated upon an event of default as defined thereunder.

On April 20, 2021, the Company executed a promissory note payable to Michael Witherill, pursuant to which the Company borrowed $8,000. The note matures on July 20, 2021, is unsecured and bears no interest. Michael Witherill is a director and Vice-Chairman of the Company.

Appointment of New Director

On April 27, 2021, John Morgan was appointed to the Board of Directors of the Company. John Morgan is also a director of Rivulet Media, Inc., a public company subject to the periodic reporting requirements of the Securities and Exchange Commission.