Form 10-Q
period 2021-04-30
Chee Corp.
filed 2021-06-21
CIK 1696898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number: 333-216868

CHEE CORP.
(Exact name of registrant as specified in its charter)

Nevada	32-0509577
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1206 East Warner Road, Suite 101-I Gilbert, Arizona	85296
(Address of principal executive offices)	(Zip Code)

(480) 225-4052
(Registrant’s telephone number, including area code)

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

Yes ☐ No ☒

As of May 31, 2021, the Company had 7,207,250 shares of common stock, $0.001 par value, issued and outstanding.

CHEE CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHEE CORP.

CONDENSED BALANCE SHEETS

	April 30, 2021	January 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$1,587	$914,695
Earnest money deposit refundable	100,000	—
Prepaid expenses	1,110	1,290
Total current assets	102,697	915,985
Advance to Klusman Family Holdings, LLC, a related party	50,000	50,000
Notes receivable from Klusman Family Holdings, LLC, a related party, including accrued interest of $26,547 and $745 at April 30, 2021 and January 31, 2021, respectively	1,396,547	160,745
Total assets	$1,549,244	$1,126,730

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$74,670	$91,645
Accrued interest payable to related parties	7,698	1,659
Due to related parties	598,000	—
Total current liabilities	680,368	93,304

Commitments and contingencies

Stockholders’ equity (deficiency):
Common stock, $0.001 par value; authorized – 75,000,000 shares; issued, issuable, and outstanding – 7,207,250 shares and 7,207,250 shares at April 30, 2021 and January 31, 2021, respectively	7,207	7,207
Additional paid-in capital	1,558,721	1,558,721
Accumulated deficit	(697,052)	(532,502)
Total stockholders’ equity (deficiency)	868,876	1,033,426
Total liabilities and stockholders’ equity (deficiency)	$1,549,244	$1,126,730

See accompanying notes to condensed financial statements.

CHEE CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 30,
	2021	2020
Revenues	$—	$—

General and administrative costs and expenses:
Compensation to officers, directors, affiliates, and other related parties	96,000	—
Other	88,313	6,687
Total costs and expenses	184,313	6,687
Loss from operations	(184,313)	(6,687)
Other income (expense):
Interest income, related party	25,801	—
Interest expense, related party	(6,038)	—
Total other income (expense), net	19,763	—
Loss from continuing operations	(164,550)	(6,687)
Income (loss) from discontinued operations	—	(505)
Net loss	$(164,550)	$(7,192)

Net income (loss) per common share – basic and diluted
Loss from continuing operations	$(0.02)	$(0.00)
Income (loss) from discontinued operations	0.00	0.00
Net loss	$(0.02)	$(0.00)

Weighted average common shares outstanding – basic and diluted	7,207,250	5,707,250

See accompanying notes to condensed financial statements.

CHEE CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

Three Months Ended April 30, 2021 and 2020

					Total
	Common Stock		Additional		Stockholders’
		Par	Paid-in	Accumulated	Equity
	Shares	Value	Capital	Deficit	(Deficiency)
Balance, January 31, 2021	7,207,250	$7,207	$1,558,721	$(532,502)	$1,033,426
Net loss	—	—	—	(164,550)	(164,550)
Balance, April 30, 2021	7,207,250	$7,207	$1,558,721	$(697,052)	$868,876

Balance, January 31, 2020	5,707,250	$5,707	$22,938	$(50,484)	$(21,839)
Net loss	—	—	—	(7,192)	(7,192)
Balance, April 30, 2020	5,707,250	$5,707	$22,938	$(57,676)	$(29,031)

See accompanying notes to condensed financial statements.

CHEE CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended April 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(164,550)	$(6,687)
Income (Loss) from discontinued operations	—	(505)
Net loss from continuing operations	(164,550)	(7,192)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	180	—
Accrued interest receivable	(25,801)	—
Increase (decrease) in -
Accounts payable and accrued expenses	(16,976)	(2,500)
Accrued interest payable to related parties	6,039	—
Net cash used in operating activities	(201,108)	(9,692)

Cash flows from investing activities:
Increase in Notes Receivable from Klusman Family Holdings, LLC, a related party	(1,210,000)	—
Payment of earnest money deposit	(100,000)	—
Net cash used in investing activities	(1,310,000)	—

Cash flows from financing activities:
Loan from Farm House Partners, LLC, a related party	90,000	—
Note payable to Lawrence Silver, a related party	500,000	—
Loan from Michael Witherill, a related party	8,000	—
Net cash provided by financing activities	598,000	—

Net cash provided by discontinued operations	—	9,760

Cash:
Net increase (decrease)	$(913,108)	$68
Balance at beginning of period	914,695	106
Balance at end of period	$1,587	$174

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to condensed financial statements.

CHEE CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended April 30, 2021 and 2020

1. ORGANIZATION AND BASIS OF PRESENTATION

The condensed financial statements of Chee Corp., a Nevada corporation organized on October 26, 2016 (the “Company”), at April 30, 2021, and for the three months ended April 30, 2021 and 2020, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of April 30, 2021, and the results of its operations for the three months ended April 30, 2021 and 2020, and its cash flows for the three months ended April 30, 2021 and 2020. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet at January 31, 2021 has been derived from the Company’s audited financial statements at such date.

The condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021, as filed with the SEC.

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

As a condition of closing of the transaction, Zhang Shufang, the sole director and officer of the Company, resigned from all of his positions and Aaron Klusman and Michael Witherill were appointed as directors of the Company. In addition, Aaron. Klusman was appointed as Chairman and Chief Executive Officer of the Company and Michael Witherill was appointed Vice-Chairman, Secretary, and Treasurer of the Company. The effective date of the resignation and appointments was September 18, 2020.

On March 2, 2021, Michael Witherill resigned from his positions as Chief Financial Officer, Secretary and Treasurer, and Rick Gean was appointed as Chief Financial Officer, Secretary and Treasurer of the Company.

On April 27, 2021, John Morgan was appointed as a director of the Company. Mr. Morgan is also a director of Rivulet Media, Inc., a public company subject to the periodic reporting requirements of the Securities and Exchange Commission.

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

As of April 30, 2021, the Company had not yet commenced any business activities in commercial real estate.

The Company’s future business activities will be subject to significant risks and uncertainties, including the need for and availability of additional capital.

Discontinued Operations and Reclassifications

Prior to the change in control transaction described above, the Company was in the early stages of developing and financing a business plan to distribute 3D goods and accessories in China. As a result of the change in control transaction, the Company’s former business operations have been presented as discontinued operations for the three months ended April 30, 2020. This change did not impact the Company’s net loss, shareholders’ equity (deficiency) or operating cash flows for such period.

Going Concern

The Company’s financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has suffered losses from operations and negative operating cash flows since inception. During the three months ended April 30, 2021, the Company incurred a net loss of $164,550. The Company has financed its working capital requirements during this period primarily through borrowings from related parties. Accordingly, management has concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

At April 30, 2021, the Company did not have sufficient cash resources available to fund its operations and will therefore need to raise additional funds in the short-term. However, there can be no assurances that the Company will be successful in this regard.

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

The development and expansion of the Company’s business subsequent to April 30, 2021 will be dependent on many factors, including the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that they will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business operations to a level that is commercially viable and self-sustaining. There is also significant uncertainty as to the affect that the coronavirus pandemic may have on the availability, amount, and type of financing in the future.

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

Risks and Uncertainties

The Company has suffered losses from operations and negative operating cash flows since inception. The Company underwent a change in control effective September 4, 2020 and in conjunction therewith its business operations through September 30, 2020 were accounted for as discontinued operations. From October 1, 2020 through April 30, 2021, the Company’s operations were limited and focused on developing a new business operation involving investment in commercial real estate in Arizona.

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

The Company has financed its working capital requirements since October 1, 2020 through short-term borrowings, including from its new control shareholder, and sales of common stock. At April 30, 2021, the Company did not have sufficient cash resources available to fund its operations and will therefore need to raise additional funds in the short-term. However, there can be no assurances that the Company will be successful in this regard.

The Company has received significant financial support from a private investor, Lawrence Silver, to allow the Company to fund its business operations in 2021. From early January 2021 through early May 2021, the Company has raised working capital from Lawrence Silver through the sale of shares and short-term borrowings, which has provided an aggregate of $1,500,000 of equity capital and $500,000 of debt capital. The working capital provided by Lawrence Silver has provided the Company with the resources to fund the Company’s advances to Klusman Family Holdings, LLC to acquire various real estate properties in Arizona. As of May 8, 2021, Lawrence Silver owned approximately 28.5% of the issued and outstanding shares of the Company’s common stock, and the Company had an interest-bearing unsecured promissory note of $500,000 payable to Lawrence Silver that matures on June 22, 2021.

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

The Company had no unrecognized tax benefits as of April 30, 2021 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of April 30, 2021, the Company had no uncertain tax positions, and will continue to evaluate for uncertain tax positions in subsequent periods. In future periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

The Company will recognize the fair value of stock-based compensation awards in in the Company’s statements of operations. Through April 30, 2021, the Company has not incurred any stock-based compensation costs. The Company will issue new shares of common stock to satisfy any stock option exercises.

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

Earnings Per Share

The Company’s computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) attributable to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible notes payable, convertible preferred stock and stock options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented.

Leases

Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”) requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments. ASU 2016-02 requires recognition in the statement of operations of a single lease cost that is calculated as a total cost of the lease allocated over the lease term, generally on a straight-line basis. ASU 2016-02 excludes short-term operating leases with a lease term of 12 months or less at the commencement date, and that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. The Company did not have any leases within the scope of ASU 2016-02 at April 30, 2021.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes how entities measure credit losses for most financial assets, including accounts and notes receivables. ASU 2016-13 will replace the current “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the provisions of ASU 2016-13 as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which ASU 2016-13 is effective. ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. Management has not yet evaluated the effect that the adoption of ASU-2016-13 will have on the Company’s financial statement presentation or disclosures.

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

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. ASU 2020-06 will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also revises the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. ASU 2020-06 simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. Management has not yet evaluated the effect that the adoption of ASU 2020-06 will have on the Company’s financial statement presentation or disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. ADVANCE AND NOTES RECEIVABLE FROM KLUSMAN FAMILY HOLDINGS, LLC

Advance to Klusman Family Holdings, LLC

On October 27, 2020, the Company paid $50,000 to Klusman Family Holdings, LLC (“KFH”) as an advance against the purchase price under a binding letter of intent for the Company to acquire 100% of the membership interest in Klusman Family Holdings, LLC, a company engaged in the commercial real estate business in Arizona. The advance is non-interest bearing and non-refundable. Consideration for the Company’s acquisition of the membership interest in Klusman Family Holdings, LLC will consist of payments totaling $1,500,000 and the issuance of 10,945,250 shares of common stock of the Company. The $50,000 advance has been accounted for as a non-current asset on the Company’s balance sheet at April 30, 2021. The transaction is currently anticipated to close subsequent to July 31, 2021, although there can be no assurances that the Company will be able to complete this transaction. Upon closing, the Company expects that this transaction would be accounted for as a reverse recapitalization.

Notes Receivable from Klusman Family Holdings, LLC

On January 12, 2021, the Company advanced the amount of $100,000 to KFH. Repayment of this amount was evidenced by a promissory note executed by KFH and payable to the Company. The note matures on June 30, 2021, is unsecured, bears interest at a rate of 10% per annum, and the unpaid principal and interest may be accelerated upon an event of default as defined thereunder. The amount advanced is to be used by KFH exclusively toward the purchase of real property known as the Collab located at 325 North Ash Street in Gilbert, Arizona. The $100,000 note receivable, and related accrued interest of $2,438 and $548 at April 30, 2021 and January 31, 2021, respectively, have been accounted for as a non-current asset in the accompanying balance sheets at such dates.

On January 19, 2021, the Company, advanced the amount of $60,000 to KFH. The advance was evidenced by a promissory note payable by KFH to the Company. The note matures on June 30, 2021, is unsecured, bears interest at a rate of 10% per annum, and the unpaid principal and interest may be accelerated upon an event of default as defined thereunder. The amount advanced is to be used by KFH exclusively toward the purchase of real property known as the Collab located at 325 North Ash Street in Gilbert, Arizona. The $60,000 note receivable, and related accrued interest of $1,463 and $197 at April 30, 2021 and January 31, 2021, respectively, have been accounted for as a non-current asset in the accompanying balance sheets at such dates.

On February 1, 2021, the Company advanced the amount of $500,000 to KFH. The obligation to repay the advance was evidenced by a promissory note payable to KFH to the Company. The note matures on June 30, 2021, is unsecured, bears interest at a rate of 10% annum, and the unpaid principal and interest may be accelerated upon an event of default as defined thereunder. The amount advanced is to be used by KFH exclusively toward the purchase of real property known as the Collab located at 325 North Ash Street in Gilbert, Arizona. The $500,000 note receivable, and related accrued interest of $12,192 at April 30, 2021 has been accounted for as a non-current asset in the accompanying balance sheet at such date.

On February 3, 2021, the Company advanced the amount of $135,000 to KFH. The obligation to repay the advance was evidenced by a promissory note payable by KFH to the Company. The note matures on June 30, 2021, are unsecured, bear interest at a rate of 10% per annum, and the unpaid principal and interest may be accelerated upon an event of default as defined thereunder. Of the amount advanced, $130,000 is to be used by KFH exclusively toward the purchase of real property known as Union Station located in Phoenix, Arizona. The remaining $5,000 of the amount advanced is to be used by KFH exclusively toward the purchase of real property known as the Ice House located in Phoenix, Arizona. The $135,000 note receivable, and related accrued interest of $3,181 at April 30, 2021 has been accounted for as a non-current asset in the accompanying balance sheet at such date.

On February 19, 2021, the Company advanced the amount of $50,000 to KFH. The obligation to repay the advance was evidenced by a promissory note payable by KFH to the Company. The note matures on June 30, 2021, is unsecured, bears interest at a rate of 10% per annum, and the unpaid principal and interest may be accelerated upon an event of default as defined thereunder. The amount advanced is to be used by KFH exclusively toward the purchase of real property known as the Chandler Airport Business Center located at 2270 South Airport Boulevard in Chandler, Arizona. The $50,000 note receivable, and related accrued interest of $959 at April 30, 2021 has been accounted for as a non-current asset in the accompanying balance sheet at such date.

On March 8, 2021, the Company advanced the amount of $25,000 to KFH. The obligation to repay the advance was evidenced by a promissory note payable by KFH to the Company. The note matures on June 30, 2021, is unsecured, bears interest at a rate of 10% per annum, and the unpaid principal and interest may be accelerated upon an event of default as defined thereunder. The amount advanced is to be used by KFH exclusively toward the purchase of real property referred to as the Collab located at 325 North Ash Street in Gilbert, Arizona. The $25,000 note receivable, and related accrued interest of $363 at April 30, 2021 has been accounted for as a non-current asset in the accompanying balance sheet at such date.

On March 23, 2021, the Company advanced the amount of $500,000 to KFH. The obligation to repay the advance was evidenced by a promissory note payable by KFH to the Company. The note matures on June 30, 2021, is unsecured, bears interest at a rate of 10% per annum, and the unpaid principal and interest may be accelerated upon an event of default as defined thereunder. The amount advanced is to be used by KFH exclusively toward the purchase of real property known referred to as the Collab located at 325 North Ash Street in Gilbert, Arizona. The $500,000 note receivable, and related accrued interest of $5,205 at April 30, 2021, has been accounted for as a non-current asset in the accompanying balance sheet at such date.

Information regarding the parties to these transactions is included in the description of the September 4, 2020 change in control transaction provided at Note 1.

4. PROMISSORY NOTES PAYABLE TO FARM HOUSE PARTNERS, LLC

Notes Payable to Farm House Partners, LLC

On October 27, 2020, the Company borrowed $50,000 from Farmhouse Partners, LLC (“Farm House”). The promissory note payable is unsecured, matures on October 27, 2021, and bears interest at a rate of 10% per annum. The principal amount of the promissory note was paid on January 29, 2021. The accrued interest of $1,306 was unpaid as of April 30, 2021. Farm House is the owner of approximately 62.5% of the shares of common stock of the Company and Michael Witherill, Vice-Chairman of the Company and the Company’s former Chief Financial Officer, Secretary, and Treasurer, is the sole manager of Farm House.

On November 4, 2020, the Company borrowed $15,000 from Farm House pursuant to a promissory note payable. The promissory note payable is unsecured, matures on November 11, 2021, and bears interest at a rate of 10% annum. The principal amount of the promissory note was paid on January 29, 2021. The accrued interest of $353 was unpaid as of April 30, 2021.

On March 25, 2021, the Company borrowed $90,000 from Farm House Partners. The obligation to repay the advance was evidenced by a promissory note payable to Farm House Partners by the Company. The note matures on September 30, 2021, is unsecured, bears interest at a rate of 10% per annum, and the unpaid principal and interest may be accelerated upon an event of default as defined thereunder. The $90,000 note payable, and related accrued interest of $900 at April 30, 2021 has been accounted for as current liability in the accompanying balance sheet at such date. A partial repayment of $86,000 was made on May 6, 2021.

Information regarding the parties to these transactions is included in the description of the September 4, 2020 change in control transaction provided at Note 1.

5. RELATED PARTY TRANSACTIONS

On April 20, 2021, the Company borrowed $8,000 from Michael Witherill pursuant to a promissory note payable. The promissory note payable is unsecured, matures on July 20, 2021, and bears no interest. Michael Witherill is a director, Vice-Chairman, and consulting executive of the Company.

Additional related party transactions are described at Notes 3 and 4.

6. STOCKHOLDERS’ EQUITY (DEFICIENCY)

The Company is authorized to issue a total of 75,000,000 shares of common stock, par value $0.001 per share, of which 7,207,250 shares were issued and outstanding at April 30, 2021 and January 31, 2021.

7. INCOME TAXES

During the three months ended April 30, 2021 and 2020, there was no provision for income taxes as the Company incurred losses during those periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

8. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company may, from time to time, be involved in legal proceedings, regulatory actions, claims, and litigation arising in the ordinary course of business, which are not expected to have a material adverse effect upon the Company’s financial statements. As of April 30, 2021, the Company was not a party to any pending or threatened legal proceedings.

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

As a result of the impact of COVID-19 on capital markets, the availability, amount, and type of financing available to the Company in the near future is uncertain and cannot be assured and is largely dependent upon evolving market conditions and other factors.

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

On May 5, 2021, the Company borrowed $8,000 from Michael Witherill pursuant to a promissory note payable. The promissory note payable matures is unsecured, matures on July 20, 2021, and bears no interest. Michael Witherill is a director, Vice-Chairman, and consulting executive of the Company.

On May 6, 2021, the Company received a refund of the previously paid $100,000 earnest money deposit with respect to a potential acquisition that was cancelled.

On June 3, 2021, the Company borrowed $7,000 from Michael Witherill pursuant to a promissory note payable. The promissory note payable is unsecured, matures on September 30, 2021, and bears no interest. Michael Witherill is a director, Vice-Chairman, and consulting executive of the Company.

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

Overview

Chee Corp. was incorporated on October 26, 2016 under the laws of the State of Nevada.

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

As a condition of closing of the transaction, Zhang Shufang, the sole director and officer of the Company, resigned from all of his positions and Aaron Klusman and Michael Witherill were appointed as directors of the Company. In addition, Aaron Klusman was appointed as Chairman and Chief Executive Officer of the Company and Michael Witherill was appointed Vice-Chairman, Secretary, and Treasurer of the Company. The effective date of the resignation and appointments was September 18, 2020.

On March 2, 2021, Michael Witherill resigned as Chief Financial Officer, Secretary, and Treasurer of the Company, and Rick Gean was appointed as Chief Financial Officer, Secretary, and Treasurer of the Company. On April 27, 2021, John Morgan was appointed as a director of the Company. Mr. Morgan is also a director of Rivulet Media, Inc., a public company subject to the periodic reporting requirements of the Securities and Exchange Commission

Business

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

As of April 30, 2021, the Company had not yet commenced any business activities in commercial real estate.

The Company’s future business activities will be subject to significant risks and uncertainties, including the need for and availability of additional capital.

Discontinued Operations and Reclassifications

Prior to the change in control transaction described above, the Company was in the early stages of developing and financing a business plan to distribute 3D goods and accessories in China. As a result of the change in control transaction, the Company’s former business operations have been presented as discontinued operations as of April 30, 2021, and for the three months ended April 30, 2021. Comparative amounts as of January 31, 2021, and for the three months ended April 30, 2020 have been reclassified to conform to the current year’s presentation. These changes did not impact the Company’s net loss, shareholders’ equity (deficiency) or operating cash flows for any reported period.

Going Concern

The Company’s financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has suffered losses from operations and negative operating cash flows since inception. During the three months ended April 30, 2021, the Company incurred a net loss of $164,550. The Company has financed its working capital requirements during this period primarily through borrowings from related parties. Accordingly, management has concluded that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

At April 30, 2021, the Company did not have sufficient cash resources available to fund its operations and will therefore need to raise additional funds in the short-term. However, there can be no assurances that the Company will be successful in this regard.

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

The development and expansion of the Company’s business subsequent to April 30, 2021 will be dependent on many factors, including the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that they will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business operations to a level that is commercially viable and self-sustaining. There is also significant uncertainty as to the affect that the coronavirus pandemic may have on the availability, amount, and type of financing in the future.

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its operations, obtain funds, if available, although there can be no certainty, through strategic alliances that may require the Company to relinquish rights to any assets, or to discontinue its operations entirely.

Recent Accounting Pronouncements

Information with respect to recent accounting pronouncements is provided at Note 2 to the condensed financial statements for the three months ended April 30, 2021 and 2020.

Concentration of Risk

Information with respect to concentration of risk is provided at Note 2 to the condensed financial statements for the three months ended April 30, 2021 and 2020.

Critical Accounting Policies and Estimates

The discussion and analysis of financial condition and results of operations presented below is based on the Company’s condensed financial statements for the three months ended April 30, 2021 and 2020, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources. For a more complete description of the Company’s significant accounting policies, see Note 2 to the condensed financial statements.

Results of Operations

At April 30, 2021, the Company had no revenue-generating operations and is dependent on periodic infusions of debt and/or equity capital to fund its operating requirements. As described above, the Company is attempting to enter into the commercial real estate business but has not yet acquired any interests in commercial real estate, and there can be no assurances that the Company will be successful in this regard.

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

The Company’s condensed statements of operations as discussed herein are presented below.

	Three Months Ended
	April 30,
	2021	2020
Revenues	$—	$—

General and administrative costs and expenses:
Compensation to officers, directors, affiliates, and other related parties	96,000	—
Other	88,313	6,687
Total costs and expenses	(184,313)	(6,687)
Loss from operations	(184,313)	(6,687)
Other income (expense):
Interest income, related party	25,801	—
Interest expense, related party	(6,038)	—
Total other income (expense), net	19,763	—
Loss from continuing operations	(164,550)	(6,687)
Income (loss) from discontinued operations	—	(505)
Net loss	$(164,550)	$(7,192)

Net income (loss) per common share – basic and diluted
Loss from continuing operations	$(0.02)	$(0.00)
Income (loss) from discontinued operations	(0.00)	0.00
Net loss	$(0.02)	$(0.00)

Weighted average common shares outstanding – basic and diluted	7,207,250	5,707,250

Three Months Ended April 30, 2021 and 2020

Revenues. The Company did not have any operating revenues for the three months ended April 30, 2021 and 2020.

General and Administrative.

Officers, Directors, Affiliates and Other Related Parties.

For the three months ended April 30, 2021, general and administrative costs associated with officers, directors, affiliates, and other relates parties were $96,000, which consisted of compensation costs.

Other.

For the three months ended April 30, 2021, other general and administrative costs were $88,313, which consisted of $23,580 of accounting fees, $30,433 of legal services, $17,650 of consulting fees and professional services, $7,479 of payroll expense, and $9,171 of other costs.

For the three months ended April 30, 2020, general and administrative costs were $6,687, which consisted of $5,500 of accounting and $1,187 of other costs.

Loss from Continuing Operations. For the three months ended April 30, 2021, the Company had a loss from continuing operations of $164,550, as compared to a loss from continuing operations of $6,687 for the three months ended April 30, 2020.

Interest Income. For the three months ended April 30, 2021, the Company had interest income of $25,801 related to the notes receivable from Klusman Family Holdings, LLC, a related party. The Company had no interest income for the three months ended April 30, 2020.

Interest Expense. For the year three months ended April 30, 2021, the Company had interest expense of $6,038 related to the unsecured promissory notes payable to Lawrence Silver and Farm House Partners, LLC, a related party. The Company had no interest expense for the three months ended April 30, 2020.

Loss from Continuing Operations. For the three months ended April 30, 2021, the Company had a loss from continuing operations of $164,550, as compared to a loss from continuing operations of $6,687 for three months ended April 30, 2020.

Income (Loss) from Discontinued Operations. For the three months ended April 30, 2020, the Company had a loss from discontinued operations of $505. The Company did not have any income (loss) from discontinued operations for the three months ended April 30, 2021.

Net Loss. For the three months ended April 30, 2021, the Company had a net loss of $164,550, as compared to a net loss of $7,192 for the three months ended April 30, 2020.

Liquidity and Capital Resources – April 30, 2021

At April 30, 2021, the Company had a working capital deficit of $577,670 as compared to working capital of $822,681 at January 31, 2021, reflecting a decrease in working capital of $1,400,351 for the three months ended April 30, 2021. The decrease in working capital during the three months ended April 30, 2021 was primarily the result of unsecured loans made to Klusman Family Holdings and expenditures related to operating the operations of the Company. At April 30, 2021, the Company did not have sufficient cash available to fund its investing and operating activities and will need to raise additional funds in the short-term. However, there can be no assurances that the Company will be successful in this regard.

The Company underwent a change in control transaction effective September 4, 2020, as a result of which new management of the Company terminated the Company’s existing business operations and decided to reorient the Company’s business activities into commercial real estate.

As of April 30, 2021, the Company had not yet commenced any business activities in commercial real estate.

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

Operating Activities. For the three months ended April 30, 2021, operating activities utilized cash of $201,108, as compared to utilizing cash of $9,692 for the three months ended April 30, 2020, to fund the Company’s ongoing operating expenses.

Investing Activities. For the three months ended April 30, 2021, the Company’s investing activities consisted of providing advances to Klusman Family Holdings, LLC, a related party, aggregating $1,210,000 and an earnest money deposit of $100,000 with respect to a pending transaction. For the three months ended April 30, 2020, the Company had no investing activities.

Financing Activities. For the three months ended April 30, 2021, financing activities consisted of the proceeds from loans from related parties of $98,000 and the issuance of a note payable for $500,000. For the three months ended April 30, 2020, the Company had no financing activities.

Discontinued Operating Activities. For the three months ended April 30, 2020, discontinued operations provided cash of $9,760. The Company did not have any discontinued operating activities for the three months ended April 30, 2021.

Off-Balance Sheet Arrangements

At April 30, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As a result of the impact of COVID-19 on capital markets, the availability, amount, and type of financing available to the Company in the near future is uncertain and cannot be assured and is largely dependent upon evolving market conditions and other factors.

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

Other than as discussed above and elsewhere in the accompanying condensed financial statements, the Company is not currently aware of any trends, events or uncertainties that are likely to have a material effect on the Company’s financial condition in the near term, although it is possible that new trends or events may develop in the future that could have a material effect on the Company’s financial condition.

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

As required by Rule 15d-15(b) of the SEC, the Company carried out an evaluation, under the supervision and with the participation of its management, consisting of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2021, the end of the most recent period covered by this report.

Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of April 30, 2021, due to the identification of significant deficiencies and the existence of material weaknesses in the Company’s internal control over financial reporting as described below, the design and operation of its disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

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

Based on the Company’s assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP and SEC reporting standards, for the reasons noted below.

The Company underwent a change in control transaction effective September 4, 2020, as a result of which the business, operations, accounting, board of directors and executive management of the Company changed. In conjunction with the preparation of the unaudited condensed financial statements as of and for the period ended April 30, 2021, the Company identified certain accounting issues that indicated certain deficiencies in the Company’s internal ability to prepare financial statements in accordance with US GAAP and SEC reporting standards.

On March 2, 2021, Rick Gean was appointed as Chief Financial Officer, Secretary and Treasurer of the Company, but current executive management has not yet retained the financial and accounting staff necessary to conform to the checks and balances needed for proper internal controls, as well as with the technical competence and accounting experience to address accounting and reporting issues under US GAAP and SEC reporting standards. Current management has retained the services of qualified outside consultants with expertise to perform specific accounting and finance functions, and to assist in the design of accounting and internal control systems. Accordingly, the Company has not yet completed the process to establish adequate internal controls over financial reporting, and it expects that this process will take some time to accomplish and will require the availability of additional operating capital. However, there can be no assurances that these efforts will be sufficient to fully develop and implement adequate disclosure controls and procedures and internal controls over financial reporting.

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

Management believes that the condensed financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the three months ended April 30, 2021 and 2020.

Changes in Internal Controls over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the quarter ended April 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the matters noted above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently subject to any pending or threatened legal actions or claims.

ITEM 1A. RISK FACTORS

Change in Business

The Company underwent a change in control transaction effective September 4, 2020, as a result of which new management of the Company terminated the Company’s existing business operations and decided to reorient the Company’s business activities into commercial real estate. As of April 30, 2021, the Company had not yet commenced any business activities in commercial real estate, and there can be no assurances that this new business focus will ultimately be achieved and be successful. The Company’s future business activities will be subject to significant risks and uncertainties, including the need for additional capital, and the Company’s business, financial condition, results of operations and cash flows may be impacted by a number of factors, many of which will be beyond the Company’s control.

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

Not applicable.

ITEM 6. EXHIBITS

Except as otherwise indicated (a) all exhibits were previously filed, (b) all omitted exhibits are intentionally omitted, and (c) all Reports referenced below were filed under SEC file number 333-216868.

Exhibit Number	Description of Document
3(i)	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of the Form S-1 filed on March 22, 2017.

3(ii)	Certificate of Correction to Articles of Incorporation, incorporated by reference to Exhibit 3.3 of the Form S-1 filed on March 22, 2017.

3(ii)	Bylaws, incorporated by reference to Exhibit 3.2 of the Form S-1 filed on March 22, 2017.

10.1	Form of Promissory Note payable by Klusman Family Holdings, LLC, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 17, 2021.

10.2	Promissory Note payable by Klusman Family Holdings, LLC, dated January 12, 2021, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 28, 2021.

10.3	Promissory Note payable by Klusman Family Holdings, LLC, dated February 19, 2021, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 8, 2021.

10.4	Promissory Note payable by Klusman Family Holdings, LLC, dated March 8, 2021, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 12, 2021.

10.5	Promissory Note payable by Klusman Family Holdings, LLC, dated March 23, 2021, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 19, 2021.

10.6	Promissory Note payable to Farm House Partners, LLC, dated March 25, 2021, incorporated by reference to Exhibit 10.2 of the Form 8-K filed on April 19, 2021.

10.7	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 20, 2021.

10.8	Promissory Note payable to Lawrence M. Silver, dated March 24, 2021, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on May 4, 2021.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certifications.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEE CORP.
(Registrant)

Date: June 21, 2021	By:	/s/ AARON KLUSMAN
Aaron Klusman
Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: June 21, 2021	By:	/s/ RICK GEAN
Rick Gean
Chief Financial Officer, Secretary, Treasurer (Principal Financial Officer and Principal Accounting Officer)